Form 10-K
period 1995-03-31
FI LIQUIDATING CO INC
filed 1995-06-29
CIK 820095

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended March 31, 1995. Commission File Number 0-16277

                                    or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                          FI LIQUIDATING COMPANY, INC.
                          ----------------------------

            (Exact name of registrant as specified in its charter)

            Delaware                                   94-2666121
            --------                                   ----------
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                  Identification No.)

                                 Hughes Center
                                   Suite 200
                           3753 Howard Hughes Parkway
                            Las Vegas, Nevada 89109
                                 (702) 892-3772
                                 --------------


(Address, including zip code and telephone number, including area code of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

                         None

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $.01 per share

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X      No
                             ---        ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of the latest practicable date.

At May 31, 1995, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $1,806,000 (A) based on trades occurring on May 30, 1995.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 31, 1995, 9,281,453 shares of common stock of the Registrant were outstanding.

(A) Excluding 3,503,170 shares of common stock held by Directors, Officers and Stockholders whose ownership exceeded five percent of the common stock outstanding.

                                    PART I
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------

                                  INTRODUCTION
                                  ------------

On June 23, 1992 the stockholders of FI Liquidating Company, Inc. (the "Company") (formerly Flextronics, Inc.) approved a plan of complete liquidation and dissolution and a change of name. The Company filed a Certificate of Dissolution with the Delaware Secretary of State on January 8, 1993 and is in the process of completing the liquidation of its assets during the three year period authorized by Section 278 of the Delaware General Corporation law.

The Company has no remaining operations. Its principal assets consist of 359,576 shares of Flextronics International Ltd. (formerly Flex Holdings Pte. Ltd.), a Singapore corporation, which provides contract electronics manufacturing services, as well as cash and marketable securities of $405,000. Between March 31 and May 31, 1995, the Company has sold 60,000 shares of Flextronics International Ltd. for $933,125.

                               COMPANY BACKGROUND
                               ------------------

In 1980, the Company was founded to acquire its predecessor, which was then a consignment manufacturer located in Northern California. During the 1980's, the Company shifted its focus to full service turnkey manufacturing and expanded the scope of its operations.

The Company also expanded geographically. Such expansion was accomplished in the United States by acquisition of operations located in California, Massachusetts and South Carolina. The Company established facilities in Singapore and Hong Kong in 1982 and 1983, respectively, and in the Peoples' Republic of China in 1988.

Faced with significant excess capacity and operating losses, which began with the late 1988 downturn in industries served by it and the need to fund the Company's debts, in fiscal 1991 the Company sold a majority interest in its Asian operations and subsequently decided to completely wind down its domestic operations. In fiscal 1992, the Company sold its last remaining operating assets, and, consequently, now has no direct operations. The Company continues to liquidate its assets and settle its debts.

                   RESTRUCTURING OF BUSINESS DURING THE YEAR
                   -----------------------------------------

Prior to fiscal 1995 the Company had closed all its operating facilities and established reserves for the final wind up of its activities. The Company had also negotiated settlements with substantially all of its creditors including those creditors which held senior security interests in its assets. As a result, at March 31, 1994 the Company's main assets consisted of 171,000 shares of Flextronics International Ltd., an option to acquire 155,843 additional shares from Flextronics International Ltd. and an option to acquire 110,379 shares of Flextronics International Ltd. from certain shareholders of that company. The Company also had rights under a bank guarantee that was being contested in the United Kingdom and a building in South Carolina.

During fiscal 1995, the Company continued the process of liquidating assets and winding up operations.

The Company sold 55,500 shares of Flextronics International Ltd. during fiscal 1995 for $772,375 and on November 18, 1994 the Company exercised the option from Flextronics International Ltd. and purchased 155,843 shares for $500,000. The Company also negotiated and converted via a cashless exchange the option to acquire 110,379 shares of Flextronics International Ltd. from certain of its shareholders for 88,233 shares in that company. At March 31, 1995 the Company owned a total of 359,576 shares of Flextronics International Ltd.

The 155,843 shares acquired by the Company upon the exercise of the Flextronics International Ltd. option are "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933 (the "Act"). Consequently, the Company may not resell in the public market any of these shares until November 18, 1996 unless the shares are registered under the Act or an exemption from registration is available. The 88,233 shares acquired through cashless exchange with certain shareholders of Flextronics International Ltd. are also "restricted securities" under the Act and the Company may not resell these shares in the public market until June 30, 1995. The reported fair value of Flextronics International Ltd. shares reflects discounts due to the aforementioned restrictions as well as discounts due to the limited trading activity of the shares.

In January, 1995 the Company reached a settlement with the bank on the guarantee that was being contested in the United Kingdom. Under this settlement the Company received 125,000 U.K. Pounds ($197,000) for full release of all claims under the bank guarantee.

The Company has been unsuccessful in its attempts to sell the building in South Carolina ("Assets held for sale"). The estimated recovery from the property has been reduced to $75,000, an amount approximately equal to the unpaid property taxes.

The Company is making current payments for operating expenses and, management believes, has accumulated sufficient liquidity to effect an orderly liquidation. The amount and timing of the liquidating distributions to the shareholders of the Company is dependent on the performance of Flextronics International Ltd. and the clearance of the remaining restrictions and administrative requirements.

                                 CURRENT ACTIVITIES
                                 ------------------

Management is disposing of the Company's remaining assets and performing routine tasks of administration in order to wind up the affairs of the Company.
Between March 31 and May 31, 1995, the Company has sold 60,000 shares of Flextronics International Ltd. for $933,125.

                                   EMPLOYEES
                                   ---------

On March 31, 1995, the Company had no employees. The Company had retained a consulting firm that has provided the part-time services of two individuals each of whom devoted approximately 5% of his time to the affairs of the Company.


                              ITEM 2.   PROPERTIES
                              --------------------

At March 31, 1995 the Company had no remaining operations. The Company is the owner of a vacant 266,000 square foot industrial building in Great Falls, South Carolina.



                          ITEM 3.   LEGAL PROCEEDINGS
                          ---------------------------

In 1990, the Company instituted a law suit against National Westminster Bank in Queen's Court in Great Britain, seeking payment of 500,000 pounds (approximately $750,000) on a guarantee issued by the bank as security for a manufacturing contract on behalf of its client, Mission International, PLC, in liquidation.
In January 1995, the Company reached a settlement on this matter and a payment of 125,000 pounds (approximately $197,000) was received.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         -------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1995.

                                    PART II


          ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          -----------------------------------------------------------
                             STOCKHOLDERS' MATTERS
                             ---------------------


                           1995 Fiscal Quarter Ended
                           -------------------------

Common
 Prices:            June 30     Sept. 30     Dec. 31     Mar. 31
                    -------     --------     -------     -------
High                  .15         .15          .15         .20

Low                   .063        .063         .08         .125

                           1994 Fiscal Quarter Ended
                           -------------------------

                    June 30     Sept. 30     Dec. 31     Mar. 31
                    -------     --------     -------     -------
High               See below   See below    See below     $.156
Low                See below   See below    See below     $.025

During the period up to December 31, 1993, the Company does not believe that there was an "established trading market" for its common stock. Two brokerage firms which periodically published quotes in the "pink sheets" have stated to the Company that they were aware of no meaningful trading activity for the two years ended December 31, 1993. Accordingly, no information is supplied for any period through December 31, 1993. Since January 1994 limited trading has resumed and market information is available by reference to the "NASDAQ Bulletin Board".

The number of stockholders of record for the Company's common stock as of May 31, 1995 was 288.

The Company has never paid cash dividends and has no remaining operations which might generate revenue out of which dividends might be paid.

                        ITEM 6 - SELECTED FINANCIAL DATA
                        --------------------------------

(in thousands, except per share data)       1995         1994         1993         1992       1991
- -------------------------------------    ----------   ----------   ---------    ---------   --------
ANNUAL
  Net sales                                $    -       $     -      $     -     $    -     $  36,612
  Net income (loss)                        $ 2,125      $  11,902    $   2,198   $ (2,812)  $ ( 2,923)
  Net income (loss) per share              $   .23      $    1.27    $     .23   $    (.30) $    (.31)
  Total assets                             $ 4,225      $   3,003    $   6,677   $   6,884  $  13,869
  Total liabilities                        $   433      $   1,336    $  20,643   $  19,317  $  23,490

Since the Company has ceased operations during the period and is in liquidation the foregoing data is not comparable on a year to year basis.

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------

As noted in Item 1, "Business - Restructuring of Business During the Year", the Company has substantially completed a major restructuring and wind down of its worldwide business and in June 1992 adopted a plan of liquidation. As a result of these activities, the Company's financial position at March 31, 1995 and its operating results for the three years then ended, are not indicative of the Company's expected operating performance and liquidity and capital resource needs. The restructuring and wind down results in eliminating revenues and expenses other than general and administrative expenses needed to manage its assets and creditor relations. The liquidation activities of the Company will be the orderly disposal of its remaining assets to fund its remaining obligations. Its principal assets are 359,576 shares of Flextronics International Ltd. as well as cash and marketable securities of $405,000.


RESULTS OF OPERATIONS
- ---------------------

Because of the restructuring and recapitalization described in the preceding Overview, any comparison of net revenues and operating expenses for fiscal 1995 to those for fiscal 1994 and for fiscal 1994 to those for fiscal 1993 is, in the opinion of management, not meaningful.


FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994
- ---------------------------------------------

In fiscal 1995 realized and unrealized gain from Flextronics International Ltd. of $1,567,000 was recognized. (See Note 4 to the financial statements.) This reflects increasing the carrying value of the Company's remaining 359,576 shares, after the exercise of the options, to their fair value at March 31, 1995 and the net gain from the sales of 55,500 shares during the year. The market close for Flextronics International Ltd. common shares on March 31, 1995 was $13.75 and the market close on March 31, 1994 was $12.50. In fiscal 1994 unrealized gain from Flextronics International Ltd. of $1,931,000 was recognized. The carrying values of the 171,000 shares and options to acquire additional 266,222 shares were adjusted to their fair value at March 31, 1994. At March 31, 1994 the market close for Flextronics International Ltd. common shares was $12.50 while at March 31, 1993 the fair value of Flextronics International Ltd. was based on private financing.

Other income of $662,000 in fiscal 1995 primarily consisted of a reversal of provisions principally for tax claims against the company which can no longer be exercised of $867,000 net of a reduction in the estimated recovery on the assets held for sale of $125,000, additional net losses on realization of receivables of

$39,000, and a loss on rental activities of $37,000. Other income of $618,000 in fiscal 1994 primarily consisted of interest income from notes receivable of $86,000, recovery of accounts receivable previously written off of $112,000 and a reversal of provisions principally for tax claims of $403,000 which can no longer be accessed.

There was no interest expense in fiscal 1995 compared to $457,000 in fiscal 1994. Substantially all interest bearing debt was settled and discharged in June 1993.

The provision for taxes on income was $772,000 in fiscal 1995 versus $667,000 in fiscal 1994. The provisions are based on income before extraordinary credits at the statutory rates and reflect the charge equivalent to tax benefits resulting from utilization of net operating loss carryforwards.

FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993
- ---------------------------------------------

Fiscal 1994 unrealized appreciation in Flextronics International Ltd. of $1,931,000 reflects increasing the carrying value of the Company's remaining equity interest and options to acquire additional shares in Flextronics International Ltd., after the settlement with the holders of the Company's senior notes, to its fair value at March 31, 1994. Whereas, fiscal 1993 unrealized appreciation in Flextronics International Ltd. of $3,731,000 reflected an increase in the carrying value of the Company's then 44% interest to its fair value based on the value agreed with the holders of the Company's senior notes. Flextronics International Ltd. shares became publicly traded on March 22, 1994, but sales of Flextronics International Ltd. shares held by the Company are subject to significant restrictions. The market close for Flextronics International Ltd. common shares on March 31, 1994 was $12.50.

Other income of $618,000 in fiscal 1994 primarily consisted of interest income from notes receivable of $86,000, recovery of accounts receivable previously written off of $112,000 and a reversal of provisions principally for tax claims of $403,000 which can no longer be accessed. For fiscal 1993 other income of $529,000 consisted of $333,000 of interest income from notes receivable and a reversal of provisions predominantly for tax claims of $196,000 which can no longer be accessed.

Interest expenses were $457,000 in fiscal 1994 compared to $1,828,000 in fiscal 1993. Substantially all interest bearing debt was settled and discharged in June 1993.

The provision for taxes on income was $667,000 in fiscal 1994 versus $747,000 in fiscal 1993. The provisions are based on income before extraordinary credits at the statutory rates and reflect the charge equivalent to tax benefits resulting from utilization of net operating loss carryforwards.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

For fiscal 1995 cash decreased by $35,000 as compared to decreases of $473,000 in 1994 and $120,000 in 1993. Cash outflows from operating activities during the period primarily relate to the costs of closing down the operations and liquidating the assets. The cash outflow from financing activities reflects primarily payments in final settlement of debts in fiscal 1994.

The Company's balance sheet at March 31, 1995 shows a shareholders' equity of $3,792,000. The Flextronics International Ltd. shares owned by the Company are carried on the financial statements at $3,725,000 which is its fair value based on the closing market price on NASDAQ on March 31, 1995 of $13.75 per share reduced for the significant restrictions on transfer. (See Note 4 to financial statements.)

The Company is making current payments for expenses related to its liquidation and administration. The Company has cash and marketable securities at March 31, 1995 of $405,000 as well as 115,500 shares in Flextronics International Ltd. which may be sold in the public market. Such amounts should be sufficient to complete an orderly liquidation.

The timing for the Company to complete the liquidation is dependent upon its ability obtain the necessary regulatory clearances and eliminate the remaining restrictions on the disposition of assets. The amount of the liquidating distributions is primarily dependent on the performance of Flextronics International Ltd. and the Company's ability to dispose of its remaining assets and obligations.


             ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------


In order to obtain audited financial statements for the fiscal years ended March 31, 1995, 1994 and 1993 the Company would be required to expend a very substantial sum in relation to the Company's resources. The quotes previously received were very significant. Further, for the fiscal year ended March 31, 1993 the Company would have been required to obtain and pay for the translation of the financial statements of Flextronics International Ltd. from Singapore GAAP to United States GAAP. The cost and time entailed in obtaining such a translation would be very substantial. In view of the Company's dissolution, the Company believes that obtaining such audits and related translations would involve unreasonable effort and expense and that it is not reasonably available to the Company. Accordingly, the Consolidated Financial Statements are not audited. The Company believes that the statements have been prepared in accordance with generally accepted accounting principles on a liquidating basis. For further information about the Company's method of accounting see Notes 1, 2 and 4.

Index to Consolidated Financial Statements
- ------------------------------------------
                                                    Page
                                                    ----

 Consolidated Balance Sheet                          12

 Consolidated Statement of Operations                13

 Consolidated Statement of Stockholders' Net
  Capital Deficiency                                 14

 Consolidated Statement of Cash Flows                15

 Notes to Consolidated Financial Statements       16-20

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                        March 31,
(in thousands, except per share amounts)           1995         1994
- ---------------------------------------------------------------------
Assets

Current assets:
     Cash                                       $     10     $     45
     Marketable securities                           395            -
     Accounts Receivable                               -          308
     Prepaid expenses and other                       20           20
     Assets held for sale                             75          200
                                                  ------       ------

              Total current assets                   500          573

Investment in Flextronics International Ltd.       3,725        2,430
                                                --------     --------
                                                $  4,225     $  3,003
                                                ========     ========



Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                           $     21     $    176
     Accrued restructuring liabilities                10           85
     Other accrued liabilities                       402        1,054
     Obligations under capital leases                 -            21
                                                --------     --------

              Total current liabilities              433        1,336


Commitments and contingency
Stockholders equity:
     Preferred stock, $.01 par value;
      10,000 shares authorized
      Common Stock,$.01 par value;
      25,000 shares authorized;
      9,281 shares issued and
      outstanding in both 1995 and 1994               93           93
     Additional paid-in capital                   29,748       29,748
     Accumulated deficit                         (26,049)     (28,174)
                                                --------     --------
              Stockholders' equity                 3,792        1,667
                                                --------     --------
                                                $  4,225     $  3,003
                                                ========     ========




See accompanying notes.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                          Years Ended March 31,
(in thousands, except per share amounts)                               1995       1994      1993
- ---------------------------------------------------------------------------------------------------
Net sales                                                             $    -    $    -     $    -

   Costs and expenses:
   Cost of sales                                                           -          -          -
   General and administrative                                            104        134        234
                                                                      ------    -------    -------
Loss from operations                                                    (104)      (134)      (234)
                                                                      ------    -------    -------
Realized and unrealized gain on Flextronics International Ltd.:
   Net realized gain                                                     642          -          -
   Change in unrealized appreciation                                     925      1,931      3,731
Other income, net                                                        662        618        529
Interest expense                                                           -       (457)    (1,828)
                                                                      ------    -------    -------

Income before provision for taxes and
   extraordinary credits                                               2,125      1,958      2,198
Provision for taxes on income                                            722        667        747
                                                                      ------    -------    -------

Net income before extraordinary credits                                1,403      1,291      1,451

Extraordinary credits:
    Gain on debt settlement                                                -      9,944          -
    Utilization of net operating loss carryforward                       722        667        747
                                                                      ------    -------    -------

               Net income                                             $2,125    $11,902    $ 2,198
                                                                      ======    =======    =======

Net income per share:
 Income before extraordinary credits                                  $  .15    $   .14    $   .15
 Extraordinary credits                                                   .08       1.13        .08
                                                                      ------    -------    -------

               Net income per share                                   $  .23    $  1.27    $   .23
                                                                      ======    =======    =======


Shares used in computing per share amounts                               9,391    9,396      9,411
                                                                       =======  =======    =======


See accompanying notes.

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                  (Unaudited)


                                                                                                                 Stockholders'
                                                 Common Stock            Additional                                  Equity
                                             ------------------           Paid-in         Accumulated            (Net Capital
(in thousands)                               Shares      Amount           Capital           Deficit               Deficiency)
- --------------                               ------------------         ----------        -----------            -------------
Balances, March 31, 1992                     9,281           93           29,748            (42,274)                (12,433)
Net income                                       -            -                -              2,198                   2,198
                                             -----          ---          -------           --------                 -------

Balances, March 31, 1993                     9,281           93           29,748            (40,076)                (10,235)
Net income                                       -            -                -             11,902                  11,902
                                             -----          ---          -------           --------                 -------

Balances, March 31, 1994                     9,281           93           29,748           (28,174)                   1,667
Net income                                       -            -                -             2,125                    2,125
                                             -----          ---          -------           --------                 -------

Balances, March 31, 1995                     9,281          $93          $29,748          $(26,049)                 $ 3,792
                                             =====          ===          =======          =========                 =======





See accompanying notes.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                              Years Ended March 31,
(in thousands)                                                          1995           1994           1993
- -----------------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                          $ 2,125     $ 11,902      $  2,198
     Adjustments to reconcile net income to
     net cash used for operating activities:
       Gain on debt settlements                                                -       (9,944)            -
       Realized and unrealized appreciation in Flextronics
           International Ltd.                                             (1,567)      (1,931)       (3,731)
       Changes in operating assets and liabilities, net of
       effects of dispositions:
         Marketable securities                                              (395)           -             -
         Accounts and notes receivable                                       308           14           (42)
         Prepaid expenses and other assets                                   125          200           129
         Accounts payable, accrued restructuring
             and other liabilities                                          (903)        (321)        1,326
                                                                         -------      -------       -------
          Net cash used for operating activities                            (307)         (80)         (120)

Investing activities:
     Proceeds from sales of shares of Flextronics
         International Ltd.                                                  772            -             -
     Exercise of option from Flextronics International Ltd.                 (500)           -             -
                                                                         -------      -------       -------
          Net cash provided by investing activities                          272            -             -

Financing activities:
  Payments on long-term debt and capital lease obligations                    -          (393)            -
                                                                        -------       -------       -------
    Net cash used for financing activities                                    -          (393)            -

Decrease in cash and cash equivalents                                       (35)         (473)         (120)

Cash and cash equivalents at beginning of year                               45           518           638
                                                                        -------       -------       -------

Cash and cash equivalents at end of year                                $    10       $    45       $   518
                                                                        =======       =======       =======

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)


1.   BASIS OF PRESENTATION:

The accompanying financial statements as of March 31, 1995 and March 31, 1994 and for the three years ended March 31, 1995 have been prepared on a liquidating basis of accounting with assets and liabilities stated at fair value. The Company has wound down and sold all its operations and is continuing to implement the formal plan of liquidation approved by the Shareholders in June 1992.



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of FI Liquidating Company, Inc. and its wholly-owned subsidiaries for all periods presented after elimination of all significant intercompany balances and transactions.


MARKETABLE SECURITIES. Marketable securities, consisting of U.S. Treasury Bills with maturities of greater than 90 days but less than one year, are recorded at fair value.


ASSETS HELD FOR SALE. Assets held for sale represent the net realizable value of property which management expects to dispose of in fiscal 1996. Accordingly, the amount is classified as a current asset.


INVESTMENT IN FLEXTRONICS INTERNATIONAL LTD. At March 31, 1995, 1994 and 1993, the Company's interest in Flextronics International Ltd. was adjusted to reflect fair value. (See Note 4.)


NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of common shares and dilutive common stock equivalents.


CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist of the investment in Flextronics International Ltd.

3.   ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:

                                               March 31,
                                               ---------
                                            (in thousands)
                                            --------------
                                         1995           1994
                                        ------         -----
Accounts receivable                    $   -           $ 880
Allowance for doubtful
  accounts                               ( - )          (572)
                                       ------          -----
                                       $   -           $ 308
                                       ======          =====

4.   INVESTMENT IN FLEXTRONICS INTERNATIONAL LTD.

Prior to fiscal 1993, the Company consummated the recapitalization and sale of a portion of its Asian operations. The Company retained ownership of approximately 44% and reported the income on the equity method of accounting.

As of March 31, 1992 the Company changed to the liquidating basis of accounting and records its assets and liabilities at fair value, but because there had been no significant transaction on the shares of Flextronics International Ltd., the Company continued to use the historical cost basis as the fair value. During fiscal 1993 the fair value was adjusted to reflect the value agreed to in connection with the settlement with the holders of the Company's senior notes. (See Note 6.)

Following the settlement with the holders of the Company's senior notes, the Company retained the present equivalent of 171,000 shares in Flextronics International Ltd. In addition, the Company obtained an option from Flextronics International Ltd. to purchase the present equivalent of 155,843 of its shares at an exercise price of $3.21 per share, as well as an option from certain shareholders of Flextronics International Ltd. to acquire the present equivalent of 110,379 of its shares at an exercise price of $3.16 per share. Flextronics International Ltd. filed a registration statement with the Securities and Exchange Commission covering the sale of up to 3,162,500 shares. The registration became effective on March 22, 1994 and 2,500,000 shares were issued at an initial public offering price of $14.00 per share.

During fiscal 1995, the Company sold 55,500 shares of Flextronics International Ltd. for $772,375. The Company exercised its options from Flextronics International Ltd. and purchased 155,843 shares for $500,000. The Company also negotiated a cashless exchange with the shareholders of Flextronics International Ltd. whereby the Company acquired 88,233 shares of Flextronics International Ltd. for the surrender of that option.

The 88,233 shares acquired by the Company for the option from shareholders of Flextronics International Ltd. and the 155,843 shares acquired from Flextronics International Ltd. are "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933 (the "Act") and may not be resold until June 30, 1995 and November 18, 1996, respectively, unless the shares are registered under the Act or an exemption from registration is available. At March 31, 1995 the closing price for Flextronics International Ltd. as reported on NASDAQ was $13.75 per share. At March 31, 1995 the shares which the Company may not resell under Rule 144 until June 30, 1995 and November 18, 1996 reflect discounts of 17% and 40%, respectively, from the closing price reported on the NASDAQ National Market System due to aforementioned restrictions on transfer. The reported fair value of the 115,500 shares of Flextronics International Ltd. which are not restricted under the Act reflects a 10% discount due to the limited trading activity of the shares.


5.   STOCKHOLDERS' EQUITY

STOCK OPTION PLANS. The Company has a 1982 Non-Qualified Stock Option Plan and has reserved a total of 2,445,000 shares of common stock for issuance under the Plan. Under the Non-Qualified Plan, key employees and others may be granted options to purchase the Company's authorized but unissued common stock at fair market value on the date of grant. Options become exercisable over varying periods and expire no later than ten years and two days after the date of the grant. No options remain outstanding under the Plan, and the Company does not anticipate issuing any options. At March 1995, 1994 and 1993 no options were outstanding and 2,003,000 shares were available for grant.

STOCK PURCHASE WARRANTS.   During fiscal 1991 the Company issued warrants to
purchase 80,000 shares of the Company's common stock at $.375 per share, which warrants expire in the year 1996. These warrants were issued to a consulting firm in connection with the restructuring of the Company's debt payment arrangements. During fiscal year 1990, the Company also issued to a bank warrants to purchase 30,000 shares of the Company's common stock at $.75 per share, which warrants expire in the year 2000.


6.   GAIN ON DEBT SETTLEMENT

At March 31, 1993, the Company's Senior Notes were secured by substantially all the Company's assets. The Company was in payment default as well as not being in compliance with certain financial covenants. The Senior Note holders had not agreed to any alternative arrangements and had issued a demand and acceleration notice to the Company. The Company was also in payment default on its arrangements with substantially all other creditors.

In order to make satisfactory arrangements with its creditors and avoid seeking protection under the provisions of the bankruptcy laws, on June 30, 1993 the Company reached settlements with the holder of the Senior Notes and most of its other unsecured creditors.

The holder of the Senior Notes discharged all debt from the Company, including accrued interest, in exchange for the transfer of the Company's interests in Flextronics International Ltd. except for 171,000 shares which the Company retained, and, as part of the settlement, the Company obtained options to acquire additional shares of Flextronics International Ltd. (See Note 4.)

Cash payments of $369,000 were made by the Company on June 30, 1993 in complete settlement of other unsecured credit obligations totalling $3,659,000 plus accrued interest. Subsequently in fiscal 1994, the Company reached settlements with certain other creditors by paying $24,000 in settlement of obligations totalling $74,000 plus accrued interest.


7.   RESTRUCTURING ACTIVITIES

RESTRUCTURING. Prior to fiscal 1993, the Company had closed or sold all its operations and restructuring reserves were established for all remaining closure costs. Disposal costs have been charged against restructuring reserves during fiscal 1995, 1994 and 1993.


8.   PROVISIONS FOR DOUBTFUL ACCOUNTS

Provisions for doubtful accounts were approximately $39,000 and $72,000 in fiscal 1995 and 1993, respectively. No additional provision was made in fiscal 1994.


9.   TAXES ON INCOME

The provision for taxes on income consists of the following:

(in thousands)                       Year ended March 31,
- --------------                   ----------------------------
                                  1995      1994        1993
                                 ------    ------      ------
Charge equivalent to the
benefit resulting from the
utilization of net operating
loss carryforward                $ 772      $ 667      $ 747
                                 =====      =====      =====

The provision for taxes on income is computed by applying the statutory federal income tax rate to income before provision for taxes on income in each year.

For federal income tax purposes, the Company has available approximately $150,000 of investment tax credit carryforwards expiring in 1996 through 2000, and approximately $343,000 of other tax credit carryforwards expiring in 1996 through 1998. Also, for federal tax purposes, the Company has net operating loss carryforwards of approximately $12,226,000 and capital loss carryforwards of approximately $6,177,000 expiring in 1997 through 2005.


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

No accountants have been retained during the period covered by this Annual
Report.

                                   PART  III
                                   ---------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

NON-DIRECTOR EXECUTIVE OFFICERS
- -------------------------------

Information concerning executive officers of the Company at March 31, 1995 who were not also Directors, is set forth below:

Mr. John C. Roberts, age 56, joined the Company as President in March 1991. In June 1992 he was appointed Chief Executive Officer. He is a partner in Management Resource Partners, a professional management firm engaged by the Company in October 1990. From 1978 to March 1991, he served as a consultant to numerous entities and individuals. Concurrently, from 1980 to the present he has been Managing General Partner of Centennial Petroleum Company.

Mr. Michael R. Ramelot, age 50, joined the Company as Chief Financial Officer in March 1991. He is a partner in Management Resource Partners, a professional management firm engaged by the Company in October 1990. From 1988 to March 1991 he served as consultant with numerous companies. From 1980 to 1988, he served in various management functions for Dynatech Computer Systems, the most recent being Chief Operating Officer.

Themistocles G. Michos, age 63, has served as Secretary of the Company since 1984. Mr. Michos has been a partner in the law firm of Collette & Erickson since 1976. Collette & Erickson has served as general legal counsel to the Company since March 1980.

DIRECTORS
- ---------

The names of the Directors at March 31, 1995, together with their ages, tenure, positions and offices held by each with the Company and the number of shares of Common Stock of the Company beneficially owned by each of them at May 31, 1995 are indicated in the following table.

                                            Shares of      Percentage
                                          Common Stock      of Shares
Position and                              Beneficially      of Common
Officers with                  Director    Owned as of     Stock as of
Company                  Age    Since     May 31, 1995    May 31, 1995
- ----------------------   ---   --------   ------------    ------------
Robert G. Todd, Jr.      47      1980       2,050,833(1)      22.10%
Director

Joseph E. Sullivan       52      1980         567,387          6.11%
Director

(1) Includes 280,000 shares held by two trusts of which two of Mr. Todd's children are beneficiaries.

  Robert G. Todd, Jr. has served as a Director since April 1980. He served as Chairman of the Board from April 1980 and as Chief Executive Officer of the Company from March 1984 until he resigned from both positions June 18, 1990 to become Chief Executive Officer of Flextronics International Ltd. He also served as the Company's Secretary from 1980 to 1984; as the Company's Chief Financial Officer from 1984 to 1987; and as the Company's President from March 1984 to
July 1989.   In May 1991, Mr. Todd resigned as Chief Executive Officer of
Flextronics International Ltd. but continued as Chairman of the Board of Flextronics International Ltd. until June 30, 1993. Mr. Todd currently is President and Chief Executive Officer of Computer Aided Services, Inc., a privately held company that provides computer diagnostic systems to the automobile service industry.

Joseph E. Sullivan has served as a Director of the Company since April 1980 and as Chairman of the Board and Chief Executive Officer from June 18, 1990 to June 25, 1992. He served as President of the Company from 1980 to 1984 and as Senior Vice President and Chief Sales and Marketing Officer of the Company from 1980 through March 1986. He is now a consultant to private companies. Effective June 18, 1990, Mr. Sullivan also became Chairman of the Board of Flextronics International Ltd. In April 1991, he resigned as Chairman of the Board of Flextronics International Ltd., but continued as a Director of that company until June 30, 1993. Mr. Sullivan currently is a Director and Chief Executive Officer of Spectator Sports Communications Inc., a privately held company that publishes game-day magazines for athletic events.

Directors were paid a retainer of $1,000 monthly and any out-of-pocket travel expenses incurred in connection with attendance at meetings of the Board of Directors.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

The following table sets forth the cash compensation paid by the Company to each of its executive officers, and to all executive officers as a group, for services rendered in their capacities as executive officers during the fiscal year ended March 31, 1995:

                                Principal         Cash Compensation(1)
Individual                     Capacities               Regular
or Persons                      In Which    -------------------------------
in Group                         Served     1995(2)     1994(2)     1993(2)
- ----------------------------   ----------   --------   ---------   --------
John C. Roberts                President    $ None     $ None       $25,000

Michael R. Ramelot             Chief
                               Financial
                               Officer      $ None     $ None       $21,000

All executive
officers as a group
(1995 - 1993 -
 2 persons)                                 $ None     $ None       $46,000

     (1) The Company has no pension, retirement, annuity, savings or similar benefit plan. No officer received other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation, and all executive officers as a group did not receive other compensation in excess of the lesser of $50,000 or 10% of the aggregate compensation of the group.

     (2) From and after July 1, 1992, Messrs. Roberts and Ramelot were no longer compensated directly by the Company. Instead, Management Resource Partners, a partnership in which Messrs. Roberts and Ramelot are each general partners, was compensated on a per diem basis as services were provided by Messrs. Roberts and Ramelot. Amounts paid to Management Resource Partners are not included in the table but are set forth under Item 13, Certain Transactions, below.

                        ITEM 12.  PRINCIPAL STOCKHOLDERS
                        --------------------------------

The following table provides certain information as of May 31, 1995 as to each person who, to the Company's knowledge, beneficially owns more than 5% of the outstanding shares of the Company's Common Stock and by all officers and directors as a group:

Name and Principal
Business Address of                               Number of     Percent of
Beneficial owner                                Shares owned       Class
- -------------------                             ------------    ----------
     Robert G. Todd, Jr.(1)..................     2,050,833        22.10%
     c/o FI Liquidating Company, Inc.
     3753 Howard Hughes Parkway, Suite 200
     Las Vegas, NV 89109

     S&M Machine Service, Inc................       884,950(2)      9.53%
     and related individuals
     206 E. Highland Drive
     Oconto Falls, WI  54154-1003

     Joseph E. Sullivan......................       567,387         6.11%
     c/o FI Liquidating Company, Inc.
     3753 Howard Hughes Parkway, Suite 200
     Las Vegas, NV  89109

     Officers and Directors as
     of May 31, 1995 as a group
     (4 persons) (1)(3)......................     2,618,220        28.21%

(1) See footnote 1 to table under "Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT".

(2) S&M Machine Service, Inc. owned by the Griner Family owns 631,000 shares; Frank W. Griner, Sr. and Lorrein Griner own 175,600 shares; Lorrein Griner owns 23,000 shares; Frank W. Griner, Jr. owns 24,500 shares; Frank W. Griner, III owns 13,250 shares; William R. Griner owns 6,700 shares; Anne Griner owns 3,300 shares; Sarah Griner owns 5,900 shares; and Lewis Griner owns 1,700 shares.

(3) Does not include a warrant to purchase 80,000 shares of common stock issued to Management Resource Partners, a partnership in which Messrs. Roberts and Ramelot are general partners.

                         ITEM 13.  CERTAIN TRANSACTIONS
                         ------------------------------

John C. Roberts, the Company's President, and Michael R. Ramelot, the Company's Chief Financial Officer, are general partners in the management consulting firm of Management Resource Partners. In November, 1990 the Company entered into a management consulting agreement with Management Resource Partners to provide financial and strategic services and interim management support to the Company. Effective March 1, 1991, the terms of the consulting agreement were terminated and the Company hired Messrs. Roberts and Ramelot. At the same time, the Company issued to Management Resource Partners a warrant to purchase 80,000 shares of the Company's Common Stock at an exercise price of $0.3750 per share. In May, 1991 the Company entered into an arrangement with Management Resource Partners whereby it would provide office space and administrative services to the Company. Effective July 1, 1992 the employment agreements with Messrs. Roberts and Ramelot were terminated and amounts paid for their services began, instead, to be paid to Management Resource Partners. Management Resource Partners was paid $53,600 by the Company for contract officers' services, office space and administrative services provided during fiscal 1995.

                                    PART IV
                                    -------


             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             -----------------------------------------------------
                              REPORTS ON FORM 8-K
                              -------------------

(a)  1.   Financial Statements
          --------------------

          The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

     2.   Financial Statement Schedules
          -----------------------------

          The financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

     3.   Exhibits
          --------

          The exhibits listed in the accompanying Exhibit Index on pages 34-36 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)       Reports on Form 8-K
          -------------------

          The Company did not file any reports on Form 8-K during the fourth quarter, which ended on March 31, 1995.

                          FI LIQUIDATING COMPANY, INC.
                          ----------------------------
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        ---------------------------------------------------------------
                           (ITEM 14(a)  (1) AND (2))


                                                     Reference Page
                                                     --------------

FI Liquidating Company, Inc. (filed in Part II,
Item 8 of this report on Form 10-K):

   Consolidated Balance Sheet at March 31,                       12
   31, 1995 and 1994

   Consolidated Statement of Operations                          13
   for each of the three years in the
   period ended March 31, 1995

   Consolidated Statement of Stockholders                        14
   Equity (Net Capital Deficiency) for
   each of the three years in the period
   ended March 31, 1995

   Consolidated Statement of Cash Flows                          15
   for each of the three years in the
   period ended March 31, 1995


   Notes to Consolidated Financial Statements                 16-20

   Schedules for each of the three years in the period ended March 31, 1995:

   II       Amounts receivable from related
            parties and underwriters, promoters
            and employees other than related
            parties                                              28

   V        Property and equipment                               29

   VI       Accumulated depreciation and
            amortization of property and
            equipment                                            30

   VIII     Valuation and qualifying accounts                    31


All other schedules have been omitted because they are not applicable or submission of the schedules is not required, or because the information required is included in the financial statements or notes thereto.

                          FI LIQUIDATING COMPANY, INC.
    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES



                                                                                     Balance at End of Period
                                            Balance at               Deductions      ------------------------
                                             Beginning                Reduction
Name of Debtor                              of Period    Additions   In Note         Current     Noncurrent
- -----------------                           ----------   ---------   ----------      ---------   ------------
Year ended March 31, 1993:

   Flextronics International Ltd. -
    Subordinated note                       $3,657,644    $     -      $    -         $     -     $3,657,644

Year ended March 31, 1994:

   Flextronics International Ltd. -
    Subordinated note                       $3,657,644    $     -      $3,657,644(1)  $     -     $      -

Year ended March 31, 1995:

   None                                     $    -        $     -      $    -         $     -     $      -

(1) Transferred as part of settlement with the holder of the Senior Notes.

                          FI LIQUIDATING COMPANY, INC.
                      SCHEDULE V - PROPERTY AND EQUIPMENT
                                 (in thousands)

                                 Balance at                     Recapitalization,                       Balance
                                  Beginning     Additions          Retirements                          at End
                                  of Year        at Cost            and Sales           Reserve(1)      of Year
                                ----------      ---------       -----------------       ----------    -----------
Year ended March 31, 1993:
  Land and buildings              $   798         $   -            $     -               $   120        $ 678(2)
                                  =======         ======           ========              =======        =====

Year ended March 31, 1994:
  Land and buildings              $   678         $   -            $     -               $   200        $ 478(2)
                                  =======         ======           ========              =======        =====

Year ended March 31, 1995:
  Land and buildings              $   478         $   -            $     -               $   125        $ 353(2)
                                  =======         ======           ========              =======        =====

Land and buildings are written down to estimated fair value.

(1)  Write-down of fixed assets related to liquidation.

(2)  Classified as Assets held for sale.

                          FI LIQUIDATING COMPANY, INC.
    SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND
                                   EQUIPMENT
                                 (in thousands)

                                     Balance at                   Recapitalization,       Balance
                                      Beginning                      Retirements          at End
                                       of Year       Additions        and Sales           of Year
                                     -----------     ---------    -----------------      --------
Year ended March 31, 1993:
  Building                             $   278        $    -          $    -              $278(1)
                                       =======        =======         ========            ====
Year ended March 31, 1994:
  Building                             $   278        $    -          $    -               $278(1)
                                       =======        =======         ========             ====

Year ended March 31, 1995:
  Building                             $   278        $    -          $    -               $278(1)
                                       =======        =======         ========             ====

(1)  Classified as Assets held for sale.

                          FI LIQUIDATING COMPANY, INC.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                      Balance at   Charged to   Deductions   Balance
                      Beginning    Costs and    and          at End
     Description      of Period    Expenses     Write-offs   of Year
- -------------------   ----------   ----------   ----------   -------
Allowance for
doubtful accounts
    1993                $1,427       $   72      $  720        $779

    1994                $  779       $   -       $  207        $572

    1995                $  572       $   39      $  611        $  -

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                            FI LIQUIDATING COMPANY, INC.


Date:  June 29, 1995                        By: /s/Michael R. Ramelot
                                                ------------------------
                                                Michael R. Ramelot
                                                Chief Financial Officer



                               POWER OF ATTORNEY
                               -----------------


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Roberts and Michael R. Ramelot, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                           Date
- ---------                     -----                           ----
/s/John C. Roberts       President, Chief Executive        June 29, 1995
- ---------------------    Officer (Principal Executive
(John C. Roberts)        Officer)


/s/Michael R. Ramelot    Chief Financial Officer           June 29, 1995
- ---------------------    (Principal Financial
(Michael R. Ramelot)     Officer)


/s/Joseph E. Sullivan    Director                          June 29, 1995
- ---------------------
(Joseph E. Sullivan)



/s/Robert G. Todd, Jr.   Director                          June 29, 1995
- ----------------------
(Robert G. Todd, Jr.)

                            FI LIQUIDATING COMPANY, INC.
                            ----------------------------
                                 EXHIBIT INDEX
                                 -------------

                                (ITEM 14(A)(3))

Exhibit
Number         Description
- ------         -----------
2.0(5)         Plan of Complete Liquidation and Dissolution.

3.0(3)         Amendment to the By-laws of the Company.

3.1(1)         Certificate of Incorporation of the Company, as amended.

3.2(1)         By-Laws of the Company, as amended and restated.

3.3(2)         Amendment to the By-laws of the Company.

3.4(3)         Amendment to the By-laws of the Company.

3.5(6) Certificate of Amendment to Certificate of Incorporation to change the name of the Registrant as filed with Delaware
               Secretary of State on June 24, 1992.

3.6(7) Certificate of Dissolution of the Registrant as filed with the Delaware Secretary of State on January 1, 1993.

4.1(3)         Warrant Purchase Agreement, between the Company and The First
               National Bank of Boston dated as of March 1, 1990, pursuant to which the First National Bank of Boston acquired warrants to purchase 30,000 shares of common stock.

4.2(4) Warrant Purchase Agreement dated as of February 28, 1991 between the Company and Management Resource Partners, pursuant to which Management Resource Partners acquired warrants to purchase 80,000 shares of common stock.

10.1(1) The Company's 1982 Non-Qualified Stock Option Plan, as amended, and related form of non-qualified stock option agreement.

10.2(1) Purchase Agreement dated July 11, 1983 relating to the sale by the Company of 650,000 shares of Series A Preferred Stock (now
               Class A Redeemable Common Stock).

Exhibit
Number         Description
- -------        -----------

10.3(1) Purchase Agreement dated January 20, 1984 relating to the sale by the Company of 1,301,675 shares of Series B Preferred Stock and the sale by Robert G. Todd, Jr., Joseph E. Sullivan and Jack L.
               Watts of 185,961 shares of Common Stock.

10.4(1)        Series C Preferred Stock Purchase Agreement dated October 18,
               1984 relating to the sale by the Company of 521,739 shares of Series C Preferred Stock.

10.5(1) Form of Indemnification Agreement between the Company and its officers and directors.

10.6(2) Third amendment to the Company's 1982 Incentive Stock Option Plan and the sixth amendment to the Company's 1982 Non-Qualified Stock
               Option Plan.

10.7(7) Waiver and Consent to Foreclosure among the Registrant, certain subsidiaries of the Registrant and CLG Partners, L.P., dated as of June 30, 1993.

10.8(7) Option Agreement between the Registrant and CLG Partners, L.P., dated as of June 30, 1993.

10.9(7)        Acquisition and Subscription Agreement among the Registrant, CLG
               Partners, L.P., Flex Holdings Pte. Ltd. and certain other investors dated as of June 30, 1993.

10.10(7)       Shareholders Agreement among the Registrant, CLG Partners, L.P.,
               Flex Holdings Pte. Ltd. and certain other investors dated as of July 8, 1993.

10.11(7)       Registration Rights Agreement among the Registrant, CLG Partners,
               L.P., Flex Holdings Pte. Ltd. and certain other investors dated as of July 8, 1993.

10.12(7)       Option Agreement between the Registrant and Flex Holdings Pte.
               Ltd. dated as of July 8, 1993

10.13(7) Form of Settlement Agreement and Mutual Release of Claims entered into between the Registrant and certain of its unsecured creditors.

10.14(8)       Lock-Up Agreement for Initial Public Offering of Flextronics
               International Pte. Ltd. between the Registrant and Montgomery
               Securities and Cowen & Company of January 24, 1994.

10.15(8)       Waiver of Registration Rights among the Registrant and Flex
               Holdings Pte. Limited as of January 24, 1994.

Exhibit
Number         Description
- -------        -----------
10.16(8)       Amendment to Option Agreement between the Registrant and Flex
               Holdings Pte. Limited dated as of February 18, 1994.

10.17(9)       Amendment to Option Agreement between the Registrant and CLG
               Partners, L.P. dated as of September 18, 1994.

21             Subsidiaries of Registrant.

27             Financial Data Schedule


                             Footnotes to Exhibits
                             ---------------------

(1) Incorporated by reference to exhibits to Registration Statement on Form S-1, No. 33-16365.

(2) Incorporated by reference to exhibits to 1989 10-K Annual Report filed on June 26, 1989.

(3) Incorporated by reference to exhibits to 1990 10-K Annual Report filed on July 14, 1990.

(4) Incorporated by reference to exhibits to 1991 10-K Annual Report filed on July 11, 1991.

(5) Incorporated by reference to Registrant's Proxy Statement date May 14, 1992 as filed on May 15, 1992.

(6) Incorporated by reference to exhibits to 1992 10-K Annual Report filed on December 22, 1992.

(7) Incorporated by reference to exhibits to 1993 10-K Annual Report filed on August 16, 1993.

(8) Incorporated by reference to exhibits to 1994 10-K Annual Report filed on June 29, 1994.

(9) Incorporated by reference to exhibits to September 30, 1994 10-Q Quarterly Report filed on November 14, 1994.