Form 10-Q
period 1995-06-30
FI LIQUIDATING CO INC
filed 1995-08-11
CIK 820095

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1995 or

 ____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                        Commission file Number 0-16277

                         FI LIQUIDATING COMPANY, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                       94-2666121
                  --------                       ----------

          (State of other jurisdiction of        (IRS Employer
          incorporation or organization)         Identification No.)

                                 Hughes Center
                                   Suite 200
                          3753 Howard Hughes Parkway
                            Las Vegas, Nevada 89109
                                (702) 892-3772

(Address, including zip code and telephone number, including area code, of registrant's principal executive officers)

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

At June 30, 1995, 9,281,453 shares of common stock of the registrant were outstanding.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1 - FINANCIAL STATEMENTS
                         -----------------------------


                         FI LIQUIDATING COMPANY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)



                                                      Three Months
                                                     Ended June 30
                                                 ---------------------

                                                  1995           1994
                                                 ------         ------

Net sales                                      $      -       $      -

Costs and expenses:
  Cost of sales                                       -              -
  General and administrative                         30             38
                                                 ------         ------

Loss from operations                            (    30)       (    38)
Realized and unrealized gain (loss) on
  Flextronics International Ltd.:
     Realized gain                                  491              -
     Change in unrealized appreciation            1,592        (   820)
Other income (loss), net                             13        (    35)
                                                 ------         ------

Income (loss) before provision for taxes on
  income and extraordinary credit                 2,066        (   893)
Provision for taxes on income                       702              -
                                                 ------         ------

Income (loss) before extraordinary credit         1,364        (   893)

Extraordinary credit - utilization of net
     operating loss carryforward                    702              -
                                                 ------         ------

     Net income (loss)                            2,066        (   893)
                                                 ======         ======

Net income (loss) per share:
  Income (loss) before extraordinary credit         .15        (   .10)
  Extraordinary credit                              .07              -
                                                 ------         ------

     Net income (loss) per share                    .22        (   .10)
                                                 ======         ======

Shares used in computing per share amounts        9,391          9,281
                                                 ======         ======


See accompanying notes.

                         FI LIQUIDATING COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)



                                              June 30     March 31
                                                1995        1995
                                              -------     --------
Assets

Current assets:
     Cash                                     $     36    $     10
     Marketable securities                       1,291         395
     Prepaid expenses and other                     20          20
     Assets held for sale                           75          75
                                                ------      ------

       Total current assets                      1,422         500

Investment in Flextronics International Ltd.     4,875       3,725
                                                ------      ------
                                              $  6,297    $  4,225
                                                ======      ======

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                         $     22    $     21
     Other accrued liabilities                     417         412
                                                ------      ------

       Total current liabilities                   439         433

Stockholders' equity:
     Preferred Stock, $.01 par value; 10,000
       shares authorized;
     Common Stock, $.01 par value;
       25,000 shares authorized;
       9,281 shares issued                          93          93
     Additional paid-in capital                 29,748      29,748
     Accumulated deficit                       (23,983)    (26,049)

          Stockholders' equity                   5,858       3,792
                                                ------      ------
                                              $  6,297    $  4,225
                                                ======      ======



See accompanying notes.

                         FI LIQUIDATING COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                       Three Months
                                                      Ended June 30
                                                    ------------------

                                                     1995       1994
                                                    -------    ------

Operating activities:
  Net income (loss)                                 $ 2,066   $(  893)
  Adjustment to reconcile net income (loss)
  to net cash used for operating activities:
    Realized and unrealized (gain) loss on
         Flextronics International Ltd.              (2,083)      820
    Changes in operating assets and liabilities:
       Prepaid expenses and other assets             (   14)   (    3)
       Accounts payable and accrued liabilities           6        59
                                                    -------    ------

       Net cash used for operating activities        (   25)   (   17)

Investing activities:
  Proceeds from sales of shares in Flextronics
    International Ltd.                                  933         -
     Purchase of marketable securities               (  882)        -
                                                               ------

       Net cash provided by investing activities         51         -
                                                    -------    ------

Increase (decrease) in cash                              26    (   17)

Cash beginning of period                                 10        45
                                                    -------    ------

Cash end of period                                  $    36    $   28
                                                    =======    ======


See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1.   Basis of presentation

     The accompanying financial statements as of June 30, 1995 and March 31, 1995 and for the three months ended June 30, 1995 and June 30, 1994 have been prepared on a liquidating basis of accounting with assets and liabilities stated at fair value. The Company has wound down its operations and is continuing to implement a formal plan of liquidation approved by the Shareholders in June 1992.

     The condensed consolidated financial statements at June 30, 1995 and March 31, 1995 and for the three months ended June 30, 1995 and June 30, 1994, respectively, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of interim periods.

     The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements for the year ended March 31, 1995, as presented in the Registrant's Annual Report on Form 10-K.



2.   Investment in Flextronics International Ltd.

     At March 31, 1994, the Company held 171,000 shares of Flextronics International Ltd. capital stock. In addition, the Company held an option from Flextronics International Ltd. to purchase 155,843 of its ordinary shares at an exercise price of $3.21 per share ("Flex Option"), as well as an option from certain shareholders of Flextronics International Ltd. to acquire 110,379 additional ordinary shares of Flextronics International Ltd. at an exercise price of $3.16 per share (the "Shareholder Option").

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

     During the three months ended June 30, 1995, the Company sold 60,000 shares of Flextronics International Ltd. for $933,125.

     The 155,843 shares acquired from Flextronics International Ltd. are "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933 (the "Act") and may not be resold until November 18, 1996 unless the shares are registered under the Act or an exemption from registration is available. The 88,233 shares acquired by the Company for the option from shareholders of Flextronics International Ltd. were also "restricted securities" as that term is defined in Rule 144 under the Act. However, such restrictions terminated on June 30, 1995. At June 30, 1995 the closing price for Flextronics International Ltd. as reported on NASDAQ was $21.875 per share. At June 30, 1995 the fair value of the 155,843 shares which the Company may not resell under Rule 144 until November 18, 1996 reflects a discount of 40% from the closing price reported on the NASDAQ National Market System due to aforementioned restrictions on transfer. The reported fair value of the 143,733 shares of Flextronics International Ltd. which are not restricted under the Act reflects a 10% discount due to the limited trading activity of the shares.

3.   Net income (loss) per share

     Net income per share is computed based on the weighted average number of common shares and dilutive common stock equivalents. The computation of net loss per share excludes common equivalent shares since they were antidilutive.



                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------



Overview
- --------

The Company has substantially completed a major restructuring and wind down of its worldwide business and in June 1992 adopted a plan of liquidation. As a result of these activities, the Company's financial position at June 30, 1995, and its operating results for the three months then ended, are not indicative of the Company's expected operating performance and liquidity and capital resource needs. The restructuring and wind down results in eliminating revenues and expenses other than general and administrative expenses needed to manage its assets and creditor relations. The liquidation activities of the Company will be the orderly disposal of its remaining assets to fund its remaining obligations. Its principal assets are 299,576 shares of Flextronics International Ltd. as well as cash and marketable securities of $1,327,000.

Results of operations
- ---------------------

Three months ended June 30, 1995 compared to three months ended June 30, 1994
- -----------------------------------------------------------------------------

Because of the restructuring and recapitalization described in the preceding Overview, any comparison of net revenues and operating expenses for the three months ended June 30, 1995 to those for the three months ended June 30, 1994 is, in the opinion of management, not meaningful.

For the three months ended June 30, 1995 realized and unrealized gain on Flextronics International Ltd. of $2,083,000 was recognized. (See Note 2 to the financial statements.) The market close on March 31, 1995 was $13.75 and the market close on June 30, 1995 was $21.875. For the three months ended June 30, 1994 a devaluation of Flextronics International Ltd. of $820,000 was recognized. The market close on March 31, 1994 was $12.50 and the market close on June 30, 1994 was $9.375.

Other income of $13,000 for the three months ended June 30, 1995 primarily consisted of reversal of provisions for claims which can no longer be assessed. Other income (loss) of $(35,000) for the three months ended June 30, 1994 primarily consisted of a charge-back on a prior year's insurance policy.

The provision for taxes on income of $702,000 is provided for the three months ended June 30, 1995 based on income before extraordinary credit. No provision for taxes is provided for the three months ended June 30, 1994 due to the loss before extraordinary credit in the period.

Capital resources and liquidity
- -------------------------------

For the three months ended June 30, 1995 cash increased by $26,000 as compared to a decrease of $17,000 for the three months ended June 30, 1994. Cash outflows from operating activities consisted primarily of winding down operations and liquidating the assets in both years. The cash inflow from investing activities reflects the sales of Flextronics International Ltd. shares net of purchases of marketable securities.

The Company's balance sheet at June 30, 1995 shows a shareholders' equity of $5,858,000. The Flextronics International Ltd. shares owned by the Company are carried on the financial statements at $4,875,000 which is the aggregate fair value of such shares based on the closing market price on NASDAQ on June 30, 1995 of $21.875 per share reduced for the significant restrictions on transfer. (See Note 2 to financial statements.)

The Company has cash and marketable securities at June 30, 1995 of $1,327,000 as well as 143,733 shares in Flextronics International Ltd. which may be sold in the public market. (Between July 1, 1995 and August 6, 1995, the Company has sold 30,000 shares of Flextronics International Ltd. for $720,000.) Such amounts should be sufficient to complete an orderly liquidation.

The timing for the Company to complete the liquidation is dependent upon its ability obtain the necessary regulatory clearances and eliminate the remaining restrictions on the disposition of assets. The amount of the liquidating distributions is primarily dependent on the performance of Flextronics International Ltd. and the Company's ability to dispose of its remaining assets and obligations.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  FI LIQUIDATING COMPANY, INC.
                                  (Registrant)


Date:  August 11, 1995
                                     By: /s/John C. Roberts
                                         ------------------
                                        John C. Roberts
                                        President, Chief Executive
                                        Officer (Principal
                                        Executive Officer)


Date:  August 11, 1995               By: /s/Michael R. Ramelot
                                         ---------------------
                                        Michael R. Ramelot
                                        Chief Financial Officer
                                        (Principal Financial
                                        Officer)

                          PART II - OTHER INFORMATION
                          ---------------------------


                           ITEM 1. LEGAL PROCEEDINGS
                           -------------------------


During the quarter there were no material developments in legal proceedings since the report filed on Form 10K for the fiscal year ended March 31, 1995.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                   -----------------------------------------

(a)       Exhibits
          --------

          None

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended June 30, 1995.