Form 10-Q
period 1995-09-30
FI LIQUIDATING CO INC
filed 1995-11-14
CIK 820095

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995 or

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

(Address, including zip code and telephone number, including area code of registrant's principal executive officers)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No ___
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At September 30, 1995, 9,281,453 shares of common stock of the registrant were outstanding.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1 - FINANCIAL STATEMENTS
                         -----------------------------



                         FI LIQUIDATING COMPANY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                      Three Months               Six Months
                                                   Ended September 30        Ended September 30
                                                  --------------------      --------------------

                                                    1995         1994          1995        1994
                                                   ------       ------        ------      ------
Net sales                                         $     -      $     -       $     -     $     -
Costs and expenses:
  Cost of sales                                         -            -             -           -
  General and administrative                           68           24            98          62
                                                   ------       ------        ------      ------

Loss from operations                               (   68)      (   24)       (   98)     (   62)
Realized and unrealized gain on Flex Holdings:
  Net realized gain                                   499           36           990          36
  Change in unrealized appreciation                (  292)      2, 460         1,300       1,640
Other income (loss)                                (   16)           5        (    3)     (   30)
                                                   ------       ------        ------      ------

Income before provision for taxes on
  income and extraordinary credit                     123        2,477         2,189       1,584
Provision for taxes on income                          42          539           744         539
                                                   ------       ------        ------      ------

Income (loss) before extraordinary credit              81        1,938         1,445       1,045

Extraordinary credits - utilization of net
  operating loss carryforward                          42          539           744         539
                                                   ------       ------        ------      ------

Net income                                        $   123      $ 2,477       $ 2,189     $ 1,584
                                                   ======       ======        ======      ======

Net income per share:
 Income before extraordinary credit               $   .01      $   .20       $   .15     $   .11

 Extraordinary credit                                 .00          .06           .08         .06
                                                   ------       ------        ------      ------

 Net income (loss)                                $   .01      $   .26       $   .23     $   .17
                                                   ======       ======        ======      ======

Shares used in computing per share amounts          9,338        9,391         9,365       9,391
                                                   ======       ======        ======      ======

See accompanying notes.

                         FI LIQUIDATING COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)

                                                September 30  March 31
                                                    1995        1995
                                                ------------  --------

Assets

Current assets:
     Cash                                             $   22     $   10
     Marketable securities                             1,976        395
     Prepaid expenses and other                           22         20
     Assets held for sale                                 75         75
                                                      ------     ------

          Total current assets                         2,095        500

Investment in Flextronics International Ltd.           4,362      3,725
                                                      ------     ------

                                                    $  6,457   $  4,225
                                                      ======     ======


Liabilities and Stockholders' Equity

Current liabilities:

     Accounts payable                               $     14   $     21
     Other accrued liabilities                           462        412
                                                      ------     ------

          Total current liabilities                      476        433

Commitments and contingency
Stockholders' equity:
     Preferred Stock, $.01 par value;
       10,000 shares authorized;
     Common Stock, $.01 par value;
       25,000 shares authorized;
       9,281 shares issued and outstanding
       in both 1995 and 1994                              93         93
     Additional paid-in capital                       29,748     29,748
     Accumulated deficit                             (23,860)   (26,049)
                                                      ------     ------

          Stockholders' equity                         5,981      3,792
                                                      ------     ------

                                                    $  6,457   $  4,225
                                                      ======     ======

See accompanying notes.

                         FI LIQUIDATING COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                           Six Months
                                                        Ended September
                                                       -----------------
                                                       1995         1994
                                                      ------       ------

Operating activities:
     Net income                                        $ 2,189   $ 1,584
     Adjustment to reconcile net income
     to net cash used for operating activities:
       Realized and unrealized gain on
         Flextronics International Ltd.                 (2,290)   (1,676)
       Changes in operating assets and liabilities:
          Prepaid expenses and other assets             (    2)        4
          Accounts payable and accrued liabilities          43    (   24)
                                                         -----     -----

          Net cash used for operating activities        (   60)   (  112)

Investing activities:
     Proceeds from sales of shares in Flextronics
       International Ltd.                                1,653        72
     Purchase of marketable securities, net             (1,581)        -
                                                         -----     -----

          Net cash provided by investing activities         72        72
                                                         -----     -----

Increase (decrease) in cash                                 12    (   40)

Cash beginning of period                                    10        45
                                                         -----     -----

Cash end of period                                     $    22   $     5
                                                         =====     =====


See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying financial statements as of September 30, 1995 and March 31, 1995 and for the three months and six months ended September 30, 1995 and September 30, 1994 have been prepared on a liquidating basis of accounting with assets and liabilities stated at fair value. The Company has wound down its operations and is continuing to implement a formal plan of liquidation approved by the Shareholders in June 1992.

     The condensed consolidated financial statements at September 30, 1995 and March 31, 1995 and for the three months and six months ended September 30, 1995 and September 30, 1994, respectively, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of interim periods.

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

     During the three months ended June 30, 1995, the Company sold 60,000 shares of Flextronics International Ltd. for $933,125 and during the three months ended September 30, 1995, the Company sold 30,000 shares for $720,000.

     The 155,843 shares acquired from Flextronics International Ltd. are "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933 (the "Act") and may not be resold to the public until November 18, 1996 unless the shares are registered under the Act or an exemption from registration is available. The 88,233 shares acquired by the Company for the option from shareholders of Flextronics International Ltd. are also "restricted securities" as that term is defined in Rule 144 under the Act and may not be resold to the public until February 17, 1997 unless the shares are registered under the Act or an exemption from registration is available. In prior periods the Company expected that these 88,233 shares could be resold under Rule 144 after June 30, 1995; however, the Company was not able to obtain the rulings necessary to permit such sales. At September 30, 1995 the closing price for Flextronics International Ltd. as reported on NASDAQ was $25.75 per share. At September 30, 1995 the reported fair value of the 155,843 shares which the Company may not resell to the public under Rule 144 until November 18, 1996 and the 88,233 shares which the Company may not resell to the public under Rule 144 until February 17, 1997 reflect discounts of 40% from the closing price reported on the NASDAQ National Market System due to aforementioned restrictions on resale. The reported fair value of the 25,500 shares of Flextronics International Ltd. which are not restricted under the Act reflects a 10% discount due to the limited trading activity of the shares.


3.   NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of common shares and dilutive common stock equivalents.



                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


OVERVIEW
--------

The Company has substantially completed a major restructuring and wind down of its worldwide business and in June 1992 adopted a plan of liquidation. As a result of these activities, the Company's financial position at September 30, 1995, and its operating results for the three months and six months then ended, are not indicative of the Company's expected operating performance and liquidity and capital resource needs. The restructuring and wind down results in eliminating revenues and expenses other than general and administrative expenses needed to manage its assets and creditor relations. The liquidation activities of the Company will be the orderly disposal of its remaining assets to fund its remaining obligations. Its principal assets are 269,576 shares of Flextronics International Ltd. as well as cash and marketable securities of $1,998,000.



RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 1994
--------

Because of the restructuring and wind down described in the preceding Overview, any comparison of net revenues and operating expenses for the three months ended September 30, 1995 to those for the three months ended September 30, 1994 is, in the opinion of management, not meaningful.

For the three months ended September 30, 1995 realized and unrealized gain on Flextronics International Ltd. of $207,000 was recognized. (See Note 2 to the financial statements.) The market close on June 30, 1995 was $21.875 and the market close on September 30, 1995 was $25.75. For the three months ended September 30, 1994 realized and unrealized gain on Flextronics International Ltd. of $2,496,000 was recognized. The market close on June 30, 1994 was $9.375 and the market close on September 30, 1994 was $14.625.

Other income (loss) of $(16,000) for the three months ended September 30, 1995 primarily consisted of expenses related to the building held for sale. Other income of $5,000 for the three months ended September 30, 1994 primarily consisted of net rent on the building held for sale.

A provision for taxes of $42,000 is provided for the three months ended September 30, 1995 based on income before extraordinary credits. A provision for taxes of $539,000 is provided for the three months ended September 30, 1994 based on year to date income before extraordinary credits.

SIX MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------
1994
----

Because of the restructuring and wind down described in the preceding Overview, any comparison of net revenues and operating expenses for the six months ended September 30, 1995 to those for the six months ended September 30, 1994 is, in the opinion of management, not meaningful.

For the six months ended September 30, 1995 realized and unrealized gain on Flextronics International Ltd. of $2,290,000 was recognized. (See note 2 to the financial statements.) The market close on March 31, 1995 was $13.75 and the market close on September 30, 1995 was $25.75. For the six months ended September 30, 1994 realized and unrealized gain on Flex Holdings of $1,676,000 was recognized. The market close on March 31, 1994 was $12.50 and the market close on September 30, 1994 was $14.625.

Other income (loss) of $(3,000) for the six months ended September 30, 1995 primarily consisted of expenses on the building held for sale and reversal of provisions for claims which can no longer be assessed. Other income (loss) of $(30,000) for the six months ended September 30, 1994 primarily consisted of a charge-back on a prior year's insurance policy.

A provision for taxes of $744,000 is provided for the six months ended September 30, 1995 based on income before extraordinary credits. A provision for taxes of $539,000 is provided for the six months ended September 30, 1994 based on income before extraordinary credits.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

For the six months ended September 30, 1995 cash increased by $12,000 as compared to a decrease of $40,000 for the six months ended September 30, 1994. Cash outflows from operating activities consisted primarily of winding down operations and liquidating the assets in both years. The cash inflow from investing activities reflects the sales of Flextronics International Ltd. shares net of purchases of marketable securities in both years.

The Company's balance sheet at September 30, 1995 shows a shareholders' equity of $5,981,000. The Flextronics International Ltd. shares owned by the Company are carried on the financial statements at $4,362,000 which is the aggregate fair value of such shares based on the closing market price on NASDAQ on September 30, 1995 of $25.75 per share reduced for the significant restrictions on transfer. (See Note 2 to financial statements.)

The Company has cash and marketable securities at September 30, 1995 of $1,998,000 as well as 25,500 shares in Flextronics International Ltd. which may be sold in the public market. Such amounts should be sufficient to complete an orderly liquidation.

The timing for the Company to complete the liquidation is dependent upon its ability to obtain the necessary regulatory clearances and eliminate the remaining restrictions on the disposition of assets. The amount of the liquidating distributions is primarily dependent on the performance of Flextronics International Ltd. and the Company's ability to dispose of its remaining assets and obligations.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     FI LIQUIDATING COMPANY, INC.
                                     (Registrant)


Date:  11/14/95                         By: /s/John C. Roberts
                                            ------------------
                                          John C. Roberts
                                          President, Chief Executive
                                          Officer (Principal
                                          Executive Officer)


Date:  11/14/95
                                        By: /s/Michael R. Ramelot
                                            ---------------------
                                          Michael R. Ramelot
                                          Chief Financial Officer
                                          (Principal Financial
                                          Officer)

                          PART II - OTHER INFORMATION
                          ---------------------------


                           ITEM 1. LEGAL PROCEEDINGS
                           -------------------------


During the six months ended September 30, 1995 there were no material developments in legal proceedings since the report filed on Form 10-K for the fiscal year ended March 31, 1995.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                   -----------------------------------------

(a)       Exhibits
          --------

          10. Bonus Agreement by and between the Company and Management Resource Partners, a California general partnership, dated as of July 20, 1995.

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended September 30, 1995.