Form 10-Q
period 1995-12-31
FI LIQUIDATING CO INC
filed 1996-02-14
CIK 820095

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1995 or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

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

At December 31, 1995, 9,281,453 shares of common stock of the registrant were outstanding.

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
                                  (unaudited)

                                                      Three Months        Nine Months
                                                    Ended December 31   Ended December 31
                                                    -----------------   -----------------
                                                      1995     1994      1995      1994
                                                    -------   -------   -------   -------
Net sales                                           $    -    $    -    $    -    $    -
Costs and expenses:
  Cost of sales                                          -         -         -         -
  General and administrative                            45        22       143        84
                                                    ------     -----    ------    ------

Loss from operations                                   (45)      (22)     (143)      (84)
Realized and unrealized gain on Flex Holdings:
  Net realized gain                                    535       213     1,525       249
  Change in unrealized appreciation                    518       (34)    1,818     1,606
Other income                                            47       497        44       467
                                                    ------     -----    ------    ------
Income before provision for taxes on
  income and extraordinary credit                    1,055       654     3,244     2,238
Provision for taxes on income                          359       222     1,103       761
                                                    ------     -----    ------    ------
Income before extraordinary credit                     696       432     2,141     1,477

Extraordinary credits - utilization of net
  operating loss carryforward                          359       222     1,103       761
                                                    ------     -----    ------    ------
Net income                                          $1,055     $ 654    $3,244    $2,238
                                                    ======     =====    ======    ======
Net income per share:
  Income before extraordinary credit                $  .07     $ .05    $  .23    $  .16

  Extraordinary credit                                 .04       .02       .12       .08
                                                    ------     -----    ------    ------
  Net income                                        $  .11     $ .07    $  .35    $  .24
                                                    ======     =====    ======    ======
Shares used in computing per share amounts           9,311     9,391     9,347     9,391
                                                    ======     =====    ======    ======

See accompanying notes.

                          FI LIQUIDATING COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                  (unaudited)

                                                  December 31   March 31
                                                     1995         1995
                                                  -----------   --------
Assets
Current assets:
     Cash                                            $  2,722   $     10
     Marketable securities                                  -        395
     Prepaid expenses and other                            21         20
     Assets held for sale                                  75         75
                                                     --------   --------
           Total current assets                         2,818        500

Investment in Flextronics International Ltd.            4,691      3,725
                                                     --------   --------
                                                     $  7,509   $  4,225
                                                     ========   ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                  $   10     $   21
     Other accrued liabilities                            463        412
     Dividend payable                                   2,135         -
                                                     --------   --------
           Total current liabilities                    2,608        433

Commitments and contingency
Stockholders' equity:
     Preferred Stock, $.01 par value;
       10,000 shares authorized;
     Common Stock, $.01 par value;
       25,000 shares authorized;
       9,281 shares issued and outstanding
       in both 1995 and 1994                               93         93
     Additional paid-in capital                        29,748     29,748
     Accumulated deficit                              (24,940)   (26,049)
                                                     --------   --------
           Stockholders' equity                         4,901      3,792
                                                     --------   --------

                                                     $  7,509   $  4,225
                                                     ========   ========


See accompanying notes.

                          FI LIQUIDATING COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                             Nine Months
                                                           Ended December
                                                         -------------------
                                                           1995       1994
                                                         --------   --------
Operating activities:
     Net income                                          $ 3,244    $ 2,238
     Adjustment to reconcile net income
     to net cash used for operating activities:
       Realized and unrealized gain on
         Flextronics International Ltd.                   (3,343)    (1,855)
       Changes in operating assets and liabilities:
          Accounts receivable                                  -        111
          Prepaid expenses and other assets                   (1)        99
          Accounts payable and accrued liabilities            40       (671)
                                                         -------    -------
          Net cash used for operating activities             (60)       (78)

Investing activities:
     Proceeds from sales of shares in Flextronics
       International Ltd.                                  2,377        547
     Proceeds from marketable securities, net                395          -
     Exercise of option from Flextronics
       International Ltd.                                      -       (500)
                                                         -------    -------
          Net cash provided by investing activities        2,772         47
                                                         -------    -------

Increase (decrease) in cash                                2,712        (31)
Cash beginning of period                                      10         45
                                                         -------    -------
Cash end of period                                       $ 2,722    $    14
                                                         =======    =======


See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying financial statements as of December 31, 1995 and March 31, 1995 and for the three months and nine months ended December 31, 1995 and December 31, 1994 have been prepared on a liquidating basis of accounting with assets and liabilities stated at fair value. The Company has wound down its operations and is continuing to implement a formal plan of liquidation approved by the Shareholders in June 1992.

     The condensed consolidated financial statements at December 31, 1995 and March 31, 1995 and for the three months and nine months ended December 31, 1995 and December 31, 1994, respectively, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of interim periods.

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

     During the three months ended June 30, 1995, the Company sold 60,000 shares of Flextronics International Ltd. for $933,125; during the three months ended September 30, 1995, the Company sold 30,000 shares for $720,000; and during the three months ended December 31, 1995, the Company sold 25,500 shares for $723,469.

     The 155,843 shares acquired from Flextronics International Ltd. are "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933 (the "Act") and may not be resold to the public until November 18, 1996 unless the shares are registered under the Act or an exemption from registration is available. The 88,233 shares acquired by the Company for the option from shareholders of Flextronics International Ltd. are also "restricted securities" as that term is defined in Rule 144 under the Act and may not be resold to the public until February 17, 1997 unless the shares are registered under the Act or an exemption from registration is available. At December 31, 1995 the closing price for Flextronics International Ltd. as reported on NASDAQ was $30.00 per share. At December 31, 1995 the reported fair value of the 155,843 shares which the Company may not resell to the public under Rule 144 until November 18, 1996 and the 88,233 shares which the Company may not resell to the public under Rule 144 until February 17, 1997 reflect discounts of 34% and 40%, respectively, from the closing price reported on the NASDAQ National Market System due to aforementioned restrictions on resale.


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



                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


OVERVIEW
--------

The Company has substantially completed a major restructuring and wind down of its worldwide business and in June 1992 adopted a plan of liquidation. As a result of these activities, the Company's financial position at December 31, 1995, and its operating results for the three months and nine months then ended, are not indicative of the Company's expected operating performance and liquidity and capital resource needs. The restructuring and wind down results in eliminating revenues and expenses other than general and administrative expenses needed to manage its assets and creditor relations. The liquidation activities of the Company will be the orderly disposal of its remaining assets to fund its remaining obligations. On January 4, 1996 the Company made a liquidating dividend of $2,135,000 ($.23 per share) to holders of record of the Company's common stock on December 21, 1995. Following the dividend, the Company's principal assets are 244,076 shares of Flextronics International Ltd. as well as remaining cash of $587,000.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
1994
----

Because of the restructuring and wind down described in the preceding Overview, any comparison of net revenues and operating expenses for the three months ended December 31, 1995 to those for the three months ended December 31, 1994 is, in the opinion of management, not meaningful.

For the three months ended December 31, 1995 realized and unrealized gain on Flextronics International Ltd. of $1,053,000 was recognized. (See Note 2 to the financial statements.) The market close on September 30, 1995 was $25.75 and the market close on December 31, 1995 was $30.00. For the three months ended December 31, 1994 realized and unrealized gain on Flextronics International Ltd. of $179,000 was recognized. The market close on September 30, 1994 was $14.625 and the market close on December 31, 1994 was $15.25.

Other income of $47,000 for the three months ended December 31, 1995 primarily consisted of interest income of $44,000. Other income of $497,000 for the three months ended December 31, 1994 primarily consisted of a reduction in estimated recovery on assets held for sale of $100,000, loss on rental activities of $22,000 and reversal of provisions for claims against the Company which can no longer be asserted of $618,000.

A provision for taxes of $359,000 is provided for the three months ended December 31, 1995 based on income before extraordinary credits. A provision for taxes of $222,000 is provided for the three months ended December 31, 1994 based on income before extraordinary credits.

NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO NINE MONTHS ENDED DECEMBER 31,
------------------------------------------------------------------------------
1994
----

Because of the restructuring and wind down described in the preceding Overview, any comparison of net revenues and operating expenses for the nine months ended December 31, 1995 to those for the nine months ended December 31, 1994 is, in the opinion of management, not meaningful.

For the nine months ended December 31, 1995 realized and unrealized gain on Flextronics International Ltd. of $3,343,000 was recognized. (See note 2 to the financial statements.) The market close on March 31, 1995 was $13.75 and the market close on December 31, 1995 was $30.00. For the nine months ended December 31, 1994 realized and unrealized gain on Flex Holdings of $1,855,000 was recognized. The market close on March 31, 1994 was $12.50 and the market close on December 31, 1994 was $15.25.

Other income of $44,000 for the nine months ended December 31, 1995 primarily consisted of interest income of $78,000 and reversal of provisions for claims which can no longer be asserted of $17,000, net of expenses on the building held for sale of $51,000. Other income of $467,000 for the nine months ended December 31, 1994 primarily consisted of reduction in estimated recovery on assets held for sale of $100,000, loss on rental activities of $30,000, reduction in estimated net realization of accounts receivable of $39,000 and reversal of provisions for claims against the Company which can no longer be asserted of $642,000.

A provision for taxes of $1,103,000 is provided for the nine months ended December 31, 1995 based on income before extraordinary credits. A provision for taxes of $761,000 is provided for the nine months ended December 31, 1994 based on income before extraordinary credits.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

For the nine months ended December 31, 1995 cash increased by $2,712,000 as compared to a decrease of $31,000 for the nine months ended December 31, 1994. Cash outflows from operating activities consisted primarily of winding down operations and liquidating the assets in both years. For the nine months ended December 31, 1995 the cash inflow from investing activities reflects the sales of Flextronics International Ltd. shares and liquidation of the marketable securities. For the nine months ended December 31, 1994 the cash inflow from investing activities reflects the sales of Flextronics International Ltd. shares, net of exercise of option from Flextronics International Ltd.

The Company's balance sheet at December 31, 1995 shows a shareholders' equity of $4,901,000. The Flextronics International Ltd. shares owned by the Company are carried on the financial statements at $4,691,000 which is the aggregate fair value of such shares based on the closing market price on NASDAQ on December 30, 1995 of $30.00 per share reduced for the significant restrictions on transfer. (See Note 2 to financial statements.)

The Company has cash at December 31, 1995 of $2,722,000. Such cash, after payment of the January 4, 1996 $.23 per share liquidating dividend of $2,135,000, should be sufficient to complete an orderly liquidation.

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

                                  FI LIQUIDATING COMPANY, INC.
                                  (Registrant)


Date:  February 14, 1996             By: /s/John C. Roberts
                                         ------------------
                                         John C. Roberts
                                         President, Chief Executive
                                         Officer (Principal
                                         Executive Officer)


Date:  February 14, 1996
                                     By: /s/Michael R. Ramelot
                                         ---------------------
                                         Michael R. Ramelot
                                         Chief Financial Officer
                                         (Principal Financial
                                         Officer)

                          PART II - OTHER INFORMATION
                          ---------------------------


                           ITEM 1. LEGAL PROCEEDINGS
                           -------------------------


During the nine months ended December 31, 1995 there were no material developments in legal proceedings since the report filed on Form 10-K for the fiscal year ended March 31, 1995.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                   -----------------------------------------

(a)       Exhibits
          --------

          None.

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.