Form 10-K
period 1996-03-31
FI LIQUIDATING CO INC
filed 1996-06-28
CIK 820095

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended March 31, 1996. Commission File Number 0-16277

                                    or

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

                         Yes X      No___
                            ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of the latest practicable date.

At May 31, 1996, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $2,307,000 (A) based on a trade occurring on May 22, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 31, 1996, 9,271,453 shares of common stock of the Registrant were outstanding.

(A) Excluding 3,503,170 shares of common stock held by Directors, Officers and Stockholders whose ownership exceeded five percent of the common stock outstanding.

                                    PART I
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------


                                 INTRODUCTION
                                 ------------

On June 23, 1992 the stockholders of FI Liquidating Company, Inc. (the "Company") (formerly Flextronics, Inc.) approved a plan of complete liquidation and dissolution and a change of name. The Company filed a Certificate of Dissolution with the Delaware Secretary of State on January 8, 1993 and is in the process of completing the liquidation of its assets during the period authorized by Section 278 of the Delaware General Corporation law. On December 13, 1995, the Company extended the period within which it is authorized to liquidate until June 30, 1997.

The Company has no remaining operations. Its principal assets consist of 244,076 shares of Flextronics International Ltd., a Singapore corporation, which provides contract electronics manufacturing services, as well as cash of $560,602. On June 3, 1996 the Company distributed to its shareholders as a liquidating dividend the 244,076 shares of Flextronics International Ltd.


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

                   RESTRUCTURING OF BUSINESS DURING THE YEAR
                   -----------------------------------------

Prior to fiscal 1996 the Company had closed all its operating facilities and established reserves for the final wind up of its activities. The Company had also negotiated settlements with substantially all of its creditors including those creditors which held senior security interests in its assets. As a result, at March 31, 1995 the Company's main assets consisted of 359,576 shares of Flextronics International Ltd.

During fiscal 1996, the Company continued the process of liquidating assets and winding up operations.

The Company sold 115,500 shares of Flextronics International Ltd. during fiscal 1996 for $2,376,594. At March 31, 1996 the Company owned a total of 244,076 shares of Flextronics International Ltd.

155,843 shares acquired by the Company upon the exercise of an option from Flextronics International Ltd. were "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933 (the "Act"). Consequently, the Company could not resell in the public market any of these shares until November 18, 1996 unless the shares were registered under the Act or an exemption from registration became available. The 88,233 shares acquired through cashless exchange with certain shareholders of Flextronics International Ltd. were also "restricted securities" under the Act and the Company could not resell these shares in the public market until February 17, 1996. The reported fair value of Flextronics International Ltd. shares reflects discounts due to the aforementioned restrictions as well as discounts due to the limited trading activity of the shares. These 244,076 restricted securities were registered under the Securities Act of 1933 effective June 3, 1996 and distributed to the shareholders of the Company that day.

The Company has been unsuccessful in its attempts to sell the building in South Carolina ("Assets held for sale"). The estimated recovery from the property has been reduced to $75,000, an amount approximately equal to the unpaid property taxes. The property is under foreclosure for delinquent taxes and is anticipated to be auctioned in Fall 1996.

The Company is making current payments for operating expenses and, management believes, has accumulated sufficient liquidity to effect an orderly liquidation. The amount and timing of the final liquidating distributions to the shareholders of the Company is dependent on the clearance of the remaining restrictions and administrative requirements.

                              CURRENT ACTIVITIES
                              ------------------

Management is disposing of the Company's remaining assets and performing routine tasks of administration in order to wind up the affairs of the Company. On June 3, 1996 the Company distributed to its shareholders as a liquidating dividend the 244,076 shares of Flextronics International Ltd. it owned.


                                   EMPLOYEES
                                   ---------

On March 31, 1996, the Company had no employees. The Company had retained a consulting firm that has provided the part-time services of two individuals each of whom devoted approximately 5% of his time to the affairs of the Company.


                             ITEM 2.   PROPERTIES
                             --------------------

At March 31, 1996 the Company had no remaining operations. The Company is the owner of a vacant 266,000 square foot industrial building in Great Falls, South Carolina. The property taxes on the building are delinquent and it is anticipated that the building will be sold at a foreclosure auction in Fall 1996.


                          ITEM 3.   LEGAL PROCEEDINGS
                          ---------------------------

None


         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         -------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1996.

                                    PART II


          ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          -----------------------------------------------------------
                             STOCKHOLDERS' MATTERS
                             ---------------------

                   1996 Fiscal Quarter Ended
                   -------------------------
Common
 Prices:    June 30     Sept. 30     Dec. 31     Mar. 31
            -------     --------     -------     -------

High        $  .20       $ .94        $ .94       $ .82

Low            .15         .28          .50         .57
                   1995 Fiscal Quarter Ended
                   -------------------------
            June 30     Sept. 30     Dec. 31     Mar. 31
            -------     --------     -------     -------

High        $  .15       $ .15        $ .15      $ .20

Low            .063        .063         .08        .125

Since January 1994 the Company has had very limited trading. Market information is available by reference to the "NASDAQ Bulletin Board".

The number of stockholders of record for the Company's common stock as of May 31, 1996 was 272.

The Company paid a liquidating cash dividend of $.23 per share on January 4, 1996. The Company also distributed 244,076 shares of Flextronics International Ltd. to its shareholders on June 3, 1996. A final liquidating dividend is expected to be made after all regulatory approvals have been obtained and all remaining obligations satisfied.

                       ITEM 6 - SELECTED FINANCIAL DATA
                       --------------------------------

(in thousands, except per share data)       1996         1995         1994         1993         1992
- -------------------------------------    ----------   ----------   ----------    ---------   ----------
ANNUAL

     Net sales                           $     -      $     -      $     -       $     -     $     -
     Net income (loss)                   $   4,058    $   2,125    $  11,902     $   2,198   $ ( 2,812)
     Net income (loss) per share         $     .43    $     .23    $    1.27     $     .23   $    (.30)
     Total assets                        $   5,923    $   4,225    $   3,003     $   6,677   $   6,884
     Total liabilities                   $     207    $     433    $   1,336     $  20,643   $  19,317

Since the Company has ceased operations during the period and is in liquidation the foregoing data is not comparable on a year to year basis.

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
- --------

As noted in Item 1, "Business - Restructuring of Business During the Year", the Company has substantially completed a major restructuring and wind down of its worldwide business and in June 1992 adopted a plan of liquidation. As a result of these activities, the Company's financial position at March 31, 1996 and its operating results for the three years then ended, are not indicative of the Company's expected operating performance and liquidity and capital resource needs. The restructuring and wind down results in eliminating revenues and expenses other than general and administrative expenses needed to manage its assets and creditor relations. The liquidation activities of the Company will be the orderly disposal of its remaining assets to fund its remaining obligations. At March 31, 1996 its principal assets were 244,076 shares of Flextronics International Ltd. as well as cash of $560,602.


RESULTS OF OPERATIONS
- ---------------------

Because of the restructuring and recapitalization described in the preceding Overview, any comparison of net revenues and operating expenses for fiscal 1996 to those for fiscal 1995 and for fiscal 1995 to those for fiscal 1994 is, in the opinion of management, not meaningful.


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995
- ---------------------------------------------

In fiscal 1996 realized and unrealized gain on Flextronics International Ltd. of $3,913,000 was recognized. (See Note 3 to the financial statements.) This reflects increasing the carrying value of the Company's remaining 244,076 shares to their fair value at March 31, 1996 and the net gain from the sales of 115,500 shares during the year. The market close for Flextronics International Ltd. common shares on March 31, 1996 was $30.50 and the market close on March 31, 1995 was $13.75. In fiscal 1995 realized and unrealized gain on Flextronics International Ltd. of $1,567,000 was recognized. This reflects increasing the carrying value of the Company's 359,576 shares held at March 31, 1995 to their fair value and the net gain from the sales of 55,500 shares during fiscal 1995. The market close for Flextronics International Ltd. common shares on March 31, 1995 was $13.75 and the market close on March 31, 1994 was $12.50.

Other income of $301,000 in fiscal 1996 primarily consisted of a reversal of provisions principally for tax claims against the Company which can no longer be asserted of $274,000 and interest income of $87,000, net of a loss on rental activities of $61,000. Other income of $662,000 in fiscal 1995 primarily consisted of a reversal of provisions principally for tax claims against the company which can no longer be asserted of $867,000 net of a reduction in the estimated recovery on the assets held for sale of $125,000, additional net losses on realization of receivables of $39,000, and a loss on rental activities of $37,000.

The provision for taxes on income was $1,380,000 in fiscal 1996 versus $772,000 in fiscal 1995. The provisions are based on income before extraordinary credits at the statutory rates and reflect the charge equivalent to tax benefits resulting from utilization of net operating loss carryforwards.


FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994
- ---------------------------------------------

In fiscal 1995 realized and unrealized gain on Flextronics International Ltd. of $1,567,000 was recognized. (See Note 3 to the financial statements.) This reflects increasing the carrying value of the Company's remaining 359,576 shares, after the exercise of the options, to their fair value at March 31, 1995 and the net gain from the sales of 55,500 shares during the year. The market close for Flextronics International Ltd. common shares on March 31, 1995 was $13.75 and the market close on March 31, 1994 was $12.50. In fiscal 1994 unrealized gain on Flextronics International Ltd. of $1,931,000 was recognized. The carrying values of the 171,000 shares and options to acquire additional 266,222 shares were adjusted to their fair value at March 31, 1994. At March 31, 1994 the market close for Flextronics International Ltd. common shares was $12.50 while at March 31, 1993 the fair value of Flextronics International Ltd. was based on private financing.

Other income of $662,000 in fiscal 1995 primarily consisted of a reversal of provisions principally for tax claims against the company which can no longer be asserted of $867,000 net of a reduction in the estimated recovery on the assets held for sale of $125,000, additional net losses on realization of receivables of $39,000, and a loss on rental activities of $37,000. Other income of $618,000 in fiscal 1994 primarily consisted of interest income from notes receivable of $86,000, recovery of accounts receivable previously written off of $112,000 and a reversal of provisions principally for tax claims of $403,000 which can no longer be asserted.

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

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

For fiscal 1996 cash increased by $551,000 as compared to decreases of $35,000 in 1995 and $473,000 in 1994. Cash outflows from operating activities during the period primarily relate to the costs of closing down the operations and liquidating the assets. The cash outflow from financing activities reflects the first liquidating cash dividend of $.23 per share in fiscal 1996 and payments in final settlement of debts in fiscal 1994.

The Company's balance sheet at March 31, 1996 shows a shareholders' equity of $5,716,000. The Flextronics International Ltd. shares owned by the Company are carried on the financial statements at $5,262,000 which is its fair value based on the closing market price on NASDAQ on March 31, 1996 of $30.50 per share reduced for the significant restrictions on transfer. (See Note 3 to financial statements.) These shares were distributed as a liquidating dividend to the shareholders of the Company on June 3, 1996.

The Company is making current payments for expenses related to its liquidation and administration. The Company has cash at March 31, 1996 of $561,000. Such amount should be sufficient to complete an orderly liquidation.

The timing for the Company to complete the liquidation is dependent upon its ability to obtain the necessary regulatory clearances and on the disposition of assets. The amount of the liquidating distribution is primarily dependent on the Company's ability to dispose of its remaining assets and obligations.


                  ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

In order to obtain audited financial statements for the fiscal years ended March 31, 1996, 1995 and 1994 the Company would be required to expend a very substantial sum in relation to the Company's resources. The quotes previously received were very significant. In view of the Company's dissolution, the Company believes that obtaining such audits would involve unreasonable effort and expense and that it is not reasonably available to the Company. Accordingly, the Consolidated Financial Statements are not audited. The Company believes that the statements have been prepared in accordance with generally accepted accounting principles on a liquidating basis. For further information about the Company's method of accounting see Notes 1, 2 and 3.

Index to Consolidated Financial Statements
- ------------------------------------------
                                                                           Page
                                                                           ----
     Consolidated Balance Sheet                                             12

     Consolidated Statement of Operations                                   13

     Consolidated Statement of Stockholders' Net
      Capital Deficiency                                                    14

     Consolidated Statement of Cash Flows                                   15

     Notes to Consolidated Financial Statements                           16-19

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                              March 31,
(in thousands, except per share amounts)                                                 1996          1995
- ---------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                                             $   561       $    10
     Marketable securities                                                                 -            395
     Prepaid expenses and other                                                            25            20
     Assets held for sale                                                                  75            75
                                                                                       ------        ------

              Total current assets                                                        661           500

Investment in Flextronics International Ltd.                                            5,262         3,725
                                                                                       ------        ------

                                                                                      $ 5,923       $ 4,225
                                                                                       ======        ======


Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                 $     6       $    21
     Other accrued liabilities                                                            201           412
                                                                                       ------        ------

              Total current liabilities                                                   207           433


Commitments and contingency
Stockholders equity:
     Preferred stock, $.01 par value; 10,000 shares authorized
     Common Stock, $.01 par value; 25,000 shares authorized;
        9,281 shares issued and outstanding in both 1995 and 1994                          93            93
     Additional paid-in capital                                                        29,748        29,748
     Accumulated deficit                                                              (24,125)      (26,049)
                                                                                       ------        ------

              Stockholders' equity                                                      5,716         3,792
                                                                                       ------        ------

                                                                                      $ 5,923       $ 4,225
                                                                                       ======        ======


See accompanying notes.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                               Years Ended March 31,
(in thousands, except per share amounts)                                1996           1995           1994
- ---------------------------------------------------------------------------------------------------------------

Net sales                                                             $    -          $   -          $   -
   Costs and expenses:
   Cost of sales                                                           -              -              -
   General and administrative                                              156            104            134
                                                                        ------         ------         ------

Loss from operations                                                    (  156)        (  104)        (  134)
Realized and unrealized gain on Flextronics International Ltd.:
   Net realized gain                                                     1,525            642            -
   Change in unrealized appreciation                                     2,388            925          1,931
Other income, net                                                          301            662            618
Interest expense                                                           -              -           (  457)
                                                                        ------         ------         ------

Income before provision for taxes and
   extraordinary credits                                                 4,058          2,125          1,958
Provision for taxes on income                                            1,380            722            667
                                                                        ------         ------        -------

Net income before extraordinary credits                                  2,678          1,403          1,291

Extraordinary credits:
    Gain on debt settlement                                                -              -            9,944
    Utilization of net operating loss carryforward                       1,380            722            667
                                                                        ------         ------        -------

               Net income                                               $4,058         $2,125        $11,902
                                                                        ======         ======        =======


Net income per share:
    Income before extraordinary credits                                $   .28        $   .15        $   .14
    Extraordinary credits                                                  .15            .08           1.13
                                                                        ------         ------         ------

               Net income per share                                    $   .43        $   .23        $  1.27
                                                                        ======         ======         ======


Shares used in computing per share amounts                               9,338          9,391          9,396
                                                                        ======         ======         ======

See accompanying notes.

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                  (Unaudited)


                                                                                                Stockholders'
                                                               Additional                          Equity
                                           Common Stock         Paid-in        Accumulated      (Net Capital
                                           ------------
(in thousands)                          Shares      Amount      Capital          Deficit         Deficiency)
- --------------                          ------------------     ----------      -----------      ------------


Balances, March 31, 1993                9,281           93       29,748         (40,076)          (10,235)
Net income                                  -            -            -          11,902            11,902
                                        -----        -----       ------          ------            ------

Balances, March 31, 1994                9,281           93       29,748         (28,174)            1,667
Net income                                  -            -            -           2,125             2,125
                                        -----        -----       ------          ------            ------

Balances, March 31, 1995                9,281           93       29,748         (26,049)            3,792
Net income                                  -            -            -           4,058             4,058
Cash dividend - January 4, 1996             -            -            -         ( 2,134)          ( 2,134)
                                        -----        -----       ------          ------            ------

Balances, March 31, 1996                9,281       $   93      $29,748        $(24,125)          $ 5,716
                                        =====        =====       ======          ======            ======

See accompanying notes.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                Years Ended March 31,
(in thousands)                                                       1996              1995              1994
- ------------------------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                   $  4,058          $ 2,125           $ 11,902
     Adjustments to reconcile net income to
     net cash used for operating activities:
       Gain on debt settlements                                        -                -              ( 9,944)
       Realized and unrealized appreciation in Flextronics
           International Ltd.                                      ( 3,913)          (1,567)           ( 1,931)
       Changes in operating assets and liabilities, net of
       effects of dispositions:
         Marketable securities                                         395           (  395)               -
         Accounts and notes receivable                                 -                308                 14
         Prepaid expenses and other assets                         (     5)             125                200
         Accounts payable, accrued restructuring
             and other liabilities                                 (   226)          (  903)           (   321)
                                                                    ------            -----             ------

          Net cash provided by (used for) operating activities         309           (  307)           (    80)

Investing activities:
     Proceeds from sales of shares of Flextronics
         International Ltd.                                          2,376              772                -
     Exercise of option from Flextronics International Ltd.            -             (  500)               -
                                                                    ------            -----             ------

          Net cash provided by investing activities                  2,376              272                -


Financing activities:
     Payments on long-term debt and capital lease obligations      (   -  )          (  -  )            (  393)
     Payment of liquidating cash dividend                          ( 2,134)             -                  -
                                                                    ------            -----             ------
          Net cash used for financing activities                   ( 2,134)          (  -  )           (   393)
                                                                    ------            -----             ------

Increase (decrease) in cash and cash equivalents                       551           (   35)           (   473)

Cash and cash equivalents at beginning of year                          10               45                518
                                                                    ------            -----             ------
Cash and cash equivalents at end of year                          $    561          $    10           $     45
                                                                    ======            =====             ======



See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (unaudited)


1.   BASIS OF PRESENTATION:

The accompanying financial statements as of March 31, 1996 and March 31, 1995 and for the three years ended March 31, 1996 have been prepared on a liquidating basis of accounting with assets and liabilities stated at fair value. The Company has wound down and sold all its operations and is continuing to implement the formal plan of liquidation approved by the Shareholders in June 1992.



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of FI Liquidating Company, Inc. and its wholly-owned subsidiaries for all periods presented after elimination of all significant intercompany balances and transactions.


ASSETS HELD FOR SALE. Assets held for sale represent the net realizable value of property which management expects to dispose of in fiscal 1997. Accordingly, the amount is classified as a current asset.


INVESTMENT IN FLEXTRONICS INTERNATIONAL LTD. At March 31, 1996, 1995 and 1994, the Company's interest in Flextronics International Ltd. was adjusted to reflect fair value. (See Note 4.)


NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of common shares and dilutive common stock equivalents.


CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist of the investment in Flextronics International Ltd.


3.   INVESTMENT IN FLEXTRONICS INTERNATIONAL LTD.

Prior to fiscal 1994, the Company consummated the recapitalization and sale of a portion of its Asian operations. The Company retained ownership of approximately 44% and reported the investment at its fair value.

Following a settlement with the holders of the Company's senior notes in fiscal 1994 (see Note 5), the Company retained the present equivalent of 171,000 shares in Flextronics International Ltd. In addition, the Company obtained an option from Flextronics International Ltd. to purchase the present equivalent of 155,843 of its shares at an exercise price of $3.21 per share, as well as an option from certain shareholders of Flextronics International Ltd. to acquire the present equivalent of 110,379 of its shares at an exercise price of $3.16 per share. Flextronics International Ltd. filed a registration statement with the Securities and Exchange Commission covering the sale of up to 3,162,500 shares. The registration became effective on March 22, 1994 and 2,500,000 shares were issued at an initial public offering price of $14.00 per share.

During fiscal 1995, the Company sold 55,500 shares of Flextronics International Ltd. for $772,375. The Company exercised its options from Flextronics International Ltd. and purchased 155,843 shares for $500,000. The Company also negotiated a cashless exchange with the shareholders of Flextronics International Ltd. whereby the Company acquired 88,233 shares of Flextronics International Ltd. for the surrender of that option. During fiscal 1996, the Company sold 115,500 shares of Flextronics International Ltd. for $2,376,594.

The 88,233 shares acquired by the Company for the option from shareholders of Flextronics International Ltd. and the 155,843 shares acquired from Flextronics International Ltd. were "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933 (the "Act") and could not be resold until February 17, 1997 and November 18, 1996, respectively, unless the shares were registered under the Act or an exemption from registration became available. At March 31, 1996 the closing price for Flextronics International Ltd. as reported on NASDAQ was $30.50 per share. At March 31, 1996 the shares which the Company could not resell under Rule 144 until February 17, 1997 and November 18, 1996 reflect discounts of 34% and 27%, respectively, from the closing price reported on the NASDAQ National Market System due to aforementioned restrictions on transfer. These 244,076 restricted securities were registered under the Securities Act of 1933 effective June 3, 1996 and distributed as a liquidating dividend to the shareholders of the Company that day.


4.   STOCKHOLDERS' EQUITY

STOCK OPTION PLANS. The Company has a 1982 Non-Qualified Stock Option Plan and has reserved a total of 2,445,000 shares of common stock for issuance under the Plan. Under the Non-Qualified Plan, key employees and others may be granted options to purchase the Company's authorized but unissued common stock at fair market value on the date of grant. Options become exercisable over varying periods and expire no later than ten years and two days after the date of the grant. No options remain outstanding under the Plan, and the Company does not anticipate issuing any options. At March 1996, 1995 and 1994 no options were outstanding and 2,003,000 shares were available for grant.


STOCK PURCHASE WARRANTS. During fiscal year 1990, the Company issued to a bank warrants to purchase 30,000 shares of the Company's common stock at $.75 per share, which warrants expire in the year 2000. In May 1996 the Company purchased the warrants for $13,875.


5.   GAIN ON DEBT SETTLEMENT

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

The holder of the Senior Notes discharged all debt from the Company, including accrued interest, in exchange for the transfer of the Company's interests in Flextronics International Ltd. except for 171,000 shares which the Company retained, and, as part of the settlement, the Company obtained options to acquire additional shares of Flextronics International Ltd. (See Note 3.)

Cash payments of $369,000 were made by the Company on June 30, 1993 in complete settlement of other unsecured credit obligations totalling $3,659,000 plus accrued interest. Subsequently in fiscal 1994, the Company reached settlements with certain other creditors by paying $24,000 in settlement of obligations totalling $74,000 plus accrued interest.


6.   RESTRUCTURING ACTIVITIES

RESTRUCTURING. Prior to fiscal 1994, the Company had closed or sold all its operations and restructuring reserves were established for all remaining closure costs. Disposal costs have been charged against restructuring reserves during fiscal 1996, 1995 and 1994.

7.   PROVISIONS FOR DOUBTFUL ACCOUNTS

Provisions for doubtful accounts were approximately $39,000 1995. No additional provision was made in fiscal 1996 of fiscal 1994.


8.   TAXES ON INCOME

The provision for taxes on income consists of the following:

(in thousands)                       Year ended March 31,
- --------------                       --------------------
                                 1996        1995        1994
                                 ----        ----        ----
Charge equivalent to the
benefit resulting from the
utilization of net operating
loss carryforward               $1,380       $722        $667
                                 =====        ===         ===

The provision for taxes on income is computed by applying the statutory federal income tax rate to income before provision for taxes on income in each year.

For federal income tax purposes, the Company has available approximately $157,000 of investment tax credit carryforwards expiring in 1997 through 2000, and approximately $343,000 of other tax credit carryforwards expiring in 1997 through 1998. Also, for federal tax purposes, the Company has net operating loss carryforwards of approximately $12,891,000 and capital loss carryforwards of approximately $4,227,000 expiring in 1997 through 2005.


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

                                   PART  III
                                   ---------

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------------------------------

NON-DIRECTOR EXECUTIVE OFFICERS
- -------------------------------

Information concerning executive officers of the Company at March 31, 1996 who were not also Directors, is set forth below:

Mr. John C. Roberts, age 57, joined the Company as President in March 1991. In June 1992 he was appointed Chief Executive Officer. He is a partner in Management Resource Partners, a professional management firm engaged by the Company in October 1990. From 1978 to March 1991, he served as a consultant to numerous entities and individuals. Concurrently, from 1980 to the present he has been Managing General Partner of Centennial Petroleum Company.

Mr. Michael R. Ramelot, age 51, joined the Company as Chief Financial Officer in March 1991. He is a partner in Management Resource Partners, a professional management firm engaged by the Company in October 1990. From 1988 to March 1991 he served as consultant with numerous companies. From 1980 to 1988, he served in various management functions for Dynatech Computer Systems, the most recent being Chief Operating Officer.

Themistocles G. Michos, age 64, has served as Secretary of the Company since 1984. Mr. Michos has been a partner in the law firm of Collette & Erickson since 1976. Collette & Erickson has served as general legal counsel to the Company since March 1980.

DIRECTORS
- ---------

The names of the Directors at March 31, 1996, together with their ages, tenure, positions and offices held by each with the Company and the number of shares of Common Stock of the Company beneficially owned by each of them at May 31, 1996 are indicated in the following table.

                                       Shares of      Percentage
                                      Common Stock     of Shares
Position and                          Beneficially     of Common
Officers with               Director   Owned as of    Stock as of
   Company             Age   Since    May 31, 1996   May 31, 1996
- -------------          ---  --------  ------------   ------------

Robert G. Todd, Jr.     48    1980     2,050,833 (1)     22.10%
Director

Joseph E. Sullivan      53    1980       567,387          6.11%
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

                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

The following table sets forth the cash compensation paid by the Company to each of its executive officers, and to all executive officers as a group, for services rendered in their capacities as executive officers during the fiscal year ended March 31, 1995:


                        Principal            Cash Compensation (1)
Individual              Capacities                 Regular
or Persons               In Which        ---------------------------
 in Group                 Served         1996(2)   1995(2)   1994(2)
- ----------              ----------       ----      ----      ----
John C. Roberts         President        $ None    $ None    $ None

Michael R. Ramelot      Chief
                        Financial
                        Officer          $ None    $ None    $ None

All executive
officers as a group
(1996 - 1994 -                           $ None    $ None    $ None
 2 persons)


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

                       ITEM 12.  PRINCIPAL STOCKHOLDERS
                       --------------------------------

The following table provides certain information as of May 31, 1996 as to each person who, to the Company's knowledge, beneficially owns more than 5% of the outstanding shares of the Company's Common Stock and by all officers and directors as a group:

       Name and Principal
       Business Address of                          Number of        Percent of
       Beneficial owner                           Shares owned         Class
       -------------------                        ------------       ----------
     Robert G. Todd, Jr.(1)............            2,050,833            22.10%
     c/o FI Liquidating Company, Inc.
     3753 Howard Hughes Parkway, Suite 200
     Las Vegas, NV 89109

     S&M Machine Service, Inc..........              884,950 (2)         9.53%
     and related individuals
     206 E. Highland Drive
     Oconto Falls, WI  54154-1003

     Joseph E. Sullivan................              567,387             6.11%
     c/o FI Liquidating Company, Inc.
     3753 Howard Hughes Parkway, Suite 200
     Las Vegas, NV  89109

     Officers and Directors as
     of May 31, 1996 as a group
     (4 persons) (1)...................            2,618,220            28.21%


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

                        ITEM 13.  CERTAIN TRANSACTIONS
                        ------------------------------

John C. Roberts, the Company's President, and Michael R. Ramelot, the Company's Chief Financial Officer, are general partners in the management consulting firm of Management Resource Partners. In November, 1990 the Company entered into a management consulting agreement with Management Resource Partners to provide financial and strategic services and interim management support to the Company. Effective March 1, 1991, the terms of the consulting agreement were terminated and the Company hired Messrs. Roberts and Ramelot. At the same time, the Company issued to Management Resource Partners a warrant to purchase 80,000 shares of the Company's Common Stock at an exercise price of $0.3750 per share. On June 20, 1995 this warrant was canceled and a bonus arrangement was entered into with Management Resource Partners. In May, 1991 the Company entered into an arrangement with Management Resource Partners whereby it would provide office space and administrative services to the Company. Effective July 1, 1992 the employment agreements with Messrs. Roberts and Ramelot were terminated and amounts paid for their services began, instead, to be paid to Management Resource Partners. Management Resource Partners was paid $49,500 by the Company for contract officers' services, office space and administrative services provided during fiscal 1996.

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

     3.   Exhibits
          --------

          The exhibits listed in the accompanying Exhibit Index on pages 30-32 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)       Reports on Form 8-K
          -------------------

          The Company did not file any reports on Form 8-K during the fourth quarter, which ended on March 31, 1996.

                          FI LIQUIDATING COMPANY, INC.
                          ----------------------------
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        ---------------------------------------------------------------
                           (ITEM 14(A)  (1) AND (2))


                                                     Reference Page
                                                     --------------
FI Liquidating Company, Inc. (filed in Part II,
Item 8 of this report on Form 10-K):

   Consolidated Balance Sheet at March 31,                       12
   31, 1996 and 1995

   Consolidated Statement of Operations                          13
   for each of the three years in the
   period ended March 31, 1996

   Consolidated Statement of Stockholders                        14
   Equity (Net Capital Deficiency) for
   each of the three years in the period
   ended March 31, 1996

   Consolidated Statement of Cash Flows                          15
   for each of the three years in the
   period ended March 31, 1996


   Notes to Consolidated Financial Statements                 16-19

   Schedules for each of the three years in the period ended March 31, 1996:

   VIII     Valuation and qualifying accounts                    27


All other schedules have been omitted because they are not applicable or submission of the schedules is not required, or because the information required is included in the financial statements or notes thereto.

                         FI LIQUIDATING COMPANY, INC.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)


                                        Balance at        Charged to          Deductions         Balance
                                        Beginning         Costs and              and             at End
Description                             of Period          Expenses           Write-offs         of Year
- -------------                           ----------        ----------          ----------         -------
Allowance for doubtful accounts

      1994                              $  779            $   -              $    207           $  572

      1995                              $  572            $   39             $    611           $  -

      1996                              $  -              $   -              $    -             $  -

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                         FI LIQUIDATING COMPANY, INC.


Date:  June 28, 1996                     By: /s/Michael R. Ramelot
                                             ------------------------
                                             Michael R. Ramelot
                                             Chief Financial Officer


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

Signature                      Title                       Date
- ---------                      -----                       ----



/s/John C. Roberts       President, Chief Executive        June 28, 1996
- ---------------------
(John C. Roberts)        Officer (Principal Executive
                         Officer)


/s/Michael R. Ramelot    Chief Financial Officer           June 28, 1996
- ---------------------
(Michael R. Ramelot)     (Principal Financial
                         Officer)


/s/Joseph E. Sullivan    Director                          June 28, 1996
- ---------------------
(Joseph E. Sullivan)



/s/Robert G. Todd, Jr.   Director                          June 28, 1996
- ----------------------
(Robert G. Todd, Jr.)

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

10.15(8) Waiver of Registration Rights among the Registrant and Flex Holdings Pte. Limited as of January 24, 1994.

10.16(8) Amendment to Option Agreement between the Registrant and Flex Holdings Pte. Limited dated as of February 18, 1994.

10.17(9) Amendment to Option Agreement between the Registrant and CLG Partners, L.P. dated as of September 18, 1994.

10.18(10)      Bonus Agreement by and between the Registrant and Management
               Resource Partners dated as of July 20, 1995.

21             Subsidiaries of Registrant.



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

(6) Incorporated by reference to exhibits to 1992 10-K Annual Report filed on December 22, 1992.

(7) Incorporated by reference to exhibits to 1993 10-K Annual Report filed on August 16, 1993.

(8) Incorporated by reference to exhibits to 1994 10-K Annual Report filed on June 29, 1994.

(9) Incorporated by reference to exhibits to September 30, 1994 10-Q Quarterly Report filed on November 14, 1994.

(10) Incorporated by reference to exhibits to September 30, 1995 10-Q Quarterly Report filed on November 14, 1995.