Form 10-Q
period 1996-06-30
FI LIQUIDATING CO INC
filed 1996-08-14
CIK 820095

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996 or

- -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

                                Hughes Center
                                  Suite 200
                          3753 Howard Hughes Parkway
                           Las Vegas, Nevada 89109
                                (702) 866-2230

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

At June 30, 1996, 9,271,453 shares of common stock of the registrant were outstanding.

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



                                                Three Months
                                               Ended June 30
                                              ----------------
                                               1996     1995
                                              ------   ------
Net sales                                     $    -   $    -

Costs and expenses:
  Cost of sales                                    -        -
  General and administrative                      56       30
                                              ------   ------

Loss from operations                             (56)     (30)
Realized and unrealized appreciation in
  Flextronics International Ltd.:
     Realized gain                                 -      491
     Change in unrealized appreciation         2,518    1,592
Other income (loss), net                         (13)      13
                                              ------   ------

Income before provision for taxes on
  income and extraordinary credit              2,449    2,066
Provision for taxes on income                    833      702
                                              ------   ------

Income before extraordinary credit             1,616    1,364

Extraordinary credit - utilization of net
     operating loss carryforward                 833      702
                                              ------   ------

     Net income                                2,449    2,066
                                              ======   ======

Net income per share:
  Income before extraordinary credit             .17      .15
  Extraordinary credit                           .09      .07
                                              ------   ------

     Net income per share                        .26      .22
                                              ======   ======

Shares used in computing per share amounts     9,271    9,391
                                              ======   ======

See accompanying notes.

                         FI LIQUIDATING COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                 (unaudited)


                                                     June 30     March 31
                                                       1996        1996
                                                     -------     --------
Assets

Current assets:
     Cash                                            $   458      $   561
     Prepaid expenses and other                           23           25
     Assets held for sale                                 75           75
                                                     -------       ------
       Total current assets                              536          661

Investment in Flextronics International Ltd.               -        5,262
                                                     -------       ------
                                                     $   536      $ 5,923
                                                     =======      =======

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                $    10      $     6
     Other accrued liabilities                           161          201
                                                     -------      -------
       Total current liabilities                         171          207

Stockholders' equity:
     Preferred Stock, $.01 par value; 10,000
       shares authorized;
     Common Stock, $.01 par value;
       25,000 shares authorized;
       9,271 shares issued                                93           93
     Additional paid-in capital                       29,748       29,748
     Accumulated deficit                             (29,476)     (24,125)
                                                     -------      -------

          Stockholders' equity                           365        5,716
                                                     -------      -------
                                                     $   536      $ 5,923
                                                     =======      =======

See accompanying notes.

                          FI LIQUIDATING COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                       Three Months
                                                      Ended June 30
                                                    ------------------
                                                      1996     1995
                                                    -------   -------
Operating activities:
  Net income                                        $ 2,449   $ 2,066
  Adjustment to reconcile net income (loss)
  to net cash used for operating activities:
    Realized and unrealized appreciation in
         Flextronics International Ltd.              (2,518)   (2,083)
    Changes in operating assets and liabilities:
       Prepaid expenses and other assets                  2    (   14)
       Accounts payable and accrued liabilities      (   36)        6
                                                    -------   -------
       Net cash used for operating activities        (  103)   (   25)

Investing activities:
  Proceeds from sales of shares in Flextronics
    International Ltd.                                    -       933
  Purchase of marketable securities                       -    (  882)
                                                    -------   -------

       Net cash provided by investing activities          -        51
                                                    -------   -------

Increase (decrease) in cash                          (  103)       26

Cash beginning of period                                561        10
                                                    -------   -------

Cash end of period                                  $   458   $    36
                                                    =======   =======

See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.  Basis of presentation

     The accompanying financial statements as of June 30, 1996 and March 31, 1996 and for the three months ended June 30, 1996 and June 30, 1995 have been prepared on a liquidating basis of accounting with assets and liabilities stated at fair value. The Company has wound down its operations and is continuing to implement a formal plan of liquidation approved by the Shareholders in June 1992.

     The condensed consolidated financial statements at June 30, 1996 and March 31, 1996 and for the three months ended June 30, 1996 and June 30, 1995, respectively, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of interim periods.

     The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements for the year ended March 31, 1996, as presented in the Registrant's Annual Report on Form 10-K.


2.   Investment in Flextronics International Ltd.

     At March 31, 1995, the Company held 359,576 shares of Flextronics International Ltd. capital stock, of which 244,076 shares were "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933 (the "Act"). During fiscal 1996, the Company sold 115,500 shares of Flextronics International Ltd. for $2,376,594. The 244,076 restricted securities were registered under the Act effective June 3, 1996 and distributed as a liquidating dividend to the shareholders of the Company that day.


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

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


Overview
- --------

The Company has substantially completed a major restructuring and wind down of its worldwide business and in June 1992 adopted a plan of liquidation. As a result of these activities, the Company's financial position at June 30, 1996, and its operating results for the three months then ended, are not indicative of the Company's expected operating performance and liquidity and capital resource needs. The restructuring and wind down results in eliminating revenues and expenses other than general and administrative expenses needed to manage its assets and creditor relations. The liquidation activities of the Company will be the orderly disposal of its remaining assets to fund its remaining obligations. Its principal assets are cash $458,000.



Results of operations
- ---------------------

Three months ended June 30, 1996 compared to three months ended June 30, 1995
- -----------------------------------------------------------------------------

Because of the restructuring and recapitalization described in the preceding Overview, any comparison of net revenues and operating expenses for the three months ended June 30, 1996 to those for the three months ended June 30, 1995 is, in the opinion of management, not meaningful.

For the three months ended June 30, 1996 realized and unrealized appreciation in Flextronics International Ltd. of $2,518,000 was recognized. (See Note 2 to the financial statements.) The market close on March 31, 1996 was $30.50 and the market close on June 3, 1996 was $31.87 when the shares became unrestricted and were distributed. For the three months ended June 30, 1995 realized and unrealized gain on Flextronics International Ltd. of $2,083,000 was recognized. The market close on March 31, 1995 was $13.75 and the market close on June 30, 1995 was $21.875.

Other income (loss) of $13,000 for the three months ended June 30, 1996 primarily consisted of costs associated with the assets held for sale. Other income of $13,000 for the three months ended June 30, 1995 primarily consisted of reversal of provisions for claims which can no longer be assessed.

A provision for taxes on income of $833,000 is provided for the three months ended June 30, 1996 based on income before extraordinary credit. A provision for taxes on income of $702,000 is provided for the three months ended June 30, 1995 based on income before extraordinary credit.

Capital resources and liquidity
- -------------------------------

For the three months ended June 30, 1996 cash decreased by $103,000 as compared to an increase of $26,000 for the three months ended June 30, 1995. Cash outflows from operating activities consisted primarily of winding down operations and liquidating the assets in both years. The cash inflow from investing activities reflects the sales of Flextronics International Ltd. shares for the three months ended June 30, 1995.

The Company's balance sheet at June 30, 1996 shows a shareholders' equity of $365,000. The Company is making current payments for expenses related to its liquidation and administration.

The Company has cash at June 30, 1996 of $458,000. Such amounts should be sufficient to complete an orderly liquidation.

The timing for the Company to complete the liquidation is dependent upon its ability obtain the necessary regulatory clearances and on the disposition of assets. The amount of the final liquidating distribution is primarily dependent on the Company's ability to dispose of its remaining assets and obligations.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  FI LIQUIDATING COMPANY, INC.
                                  (Registrant)


Date:  August 13, 1996               By: /s/John C. Roberts
                                         ------------------
                                        John C. Roberts
                                        President, Chief Executive
                                        Officer (Principal
                                        Executive Officer)


Date:  August 13, 1996               By: /s/Michael R. Ramelot
                                         ---------------------
                                        Michael R. Ramelot
                                        Chief Financial Officer
                                        (Principal Financial
                                        Officer)

                          PART II - OTHER INFORMATION
                          ---------------------------


                           ITEM 1. LEGAL PROCEEDINGS
                           -------------------------


During the quarter there were no material developments in legal proceedings since the report filed on Form 10K for the fiscal year ended March 31, 1996.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                   -----------------------------------------

(a)       Exhibits
          --------

          None

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended June 30, 1996.