Form 10-Q
period 1996-09-30
FI LIQUIDATING CO INC
filed 1996-11-13
CIK 820095

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996 or

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

At September 30, 1996, 9,271,453 shares of common stock of the registrant were outstanding.

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
                                  (unaudited)

                                                   Three Months                    Six Months
                                                 Ended September 30             Ended September 30
                                                --------------------           --------------------
                                                   1996      1995                 1996      1995
                                                 -------    -------             -------    -------

Net sales                                        $     -    $     -             $     -    $     -

Costs and expenses:
  Cost of sales                                        -          -                   -          -
  General and administrative                          21         68                  77         98
                                                 -------    -------             -------    -------

Loss from operations                              (   21)    (   68)             (   77)    (   98)
Realized and unrealized gain on Flex Holdings:
  Net realized gain                                    -        499                   -        990
  Change in unrealized appreciation               (    -)    (  292)              2,518      1,300
Other income (loss)                               (    2)    (   16)             (   15)    (    3)
                                                 -------    -------             -------    -------

Income (loss) before provision for taxes on
 income and extraordinary credit                  (   23)       123               2,426      2,189
Provision for taxes on income                     (    8)        42                 825        744
                                                 -------    -------             -------    -------

Income (loss) before extraordinary credit         (   15)        81               1,601      1,445

Extraordinary credits - utilization of net
 operating loss carryforward                      (    8)        42                 825        744
                                                 -------    -------             -------    -------

Net income (loss)                                $(   23)   $   123             $ 2,426    $ 2,189
                                                 =======    =======             =======    =======

Net income per share:
  Income (loss) before extraordinary credit      $     -    $   .01             $   .17    $   .15

  Extraordinary credit                                 -        .00                 .09        .08
                                                 -------    -------             -------    -------

  Net income (loss)                              $    -     $   .01             $   .26    $   .23
                                                 =======    =======             =======    =======


Shares used in computing per share amounts         9,271      9,338               9,271      9,365
                                                 =======    =======             =======    =======


See accompanying notes.

                          FI LIQUIDATING COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                  (unaudited)



                                                September 30      March 31
                                                    1996            1996
                                                ------------      --------


Assets

Current assets:
     Cash                                           $    436       $    561
     Prepaid expenses and other                           22             25
     Assets held for sale                                 75             75
                                                    --------       --------

          Total current assets                           533            661

Investment in Flextronics International Ltd.               -          5,262
                                                    --------       --------

                                                       $ 533         $5,923
                                                    ========       ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                               $      5       $      6
     Other accrued liabilities                           167            201
                                                    --------       --------

          Total current liabilities                      172            207

Commitments and contingency
Stockholders' equity:
     Preferred Stock, $.01 par value;
       10,000 shares authorized;
     Common Stock, $.01 par value;
       25,000 shares authorized;
       9,271 shares
       in both 1995 and 1994                              93             93
     Additional paid-in capital                       29,748         29,748
     Accumulated deficit                             (29,480)       (24,125)
                                                    --------       --------

          Stockholders' equity                           361          5,716
                                                    --------       --------

                                                    $    533       $  5,923
                                                    ========       ========

See accompanying notes.

                          FI LIQUIDATING COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                           Six Months
                                                        Ended September
                                                       ------------------
                                                         1996      1995
                                                       --------  --------


Operating activities:
     Net income                                        $ 2,426   $ 2,189
     Adjustment to reconcile net income
     to net cash used for operating activities:
       Realized and unrealized gain on
         Flextronics International Ltd.                 (2,518)   (2,290)
       Changes in operating assets and liabilities:
          Prepaid expenses and other assets                  2    (    2)
          Accounts payable and accrued liabilities      (   35)       43
                                                       -------   -------

          Net cash used for operating activities        (  125)   (   60)

Investing activities:
     Proceeds from sales of shares in Flextronics
       International Ltd.                                    -     1,653
     Purchase of marketable securities, net                  -    (1,581)
                                                       -------   -------

          Net cash provided by investing activities          -        72
                                                       -------   -------

Increase (decrease) in cash                             (  125)       12

Cash beginning of period                                   561        10
                                                       -------   -------

Cash end of period                                     $   436   $    22
                                                       =======   =======


See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying financial statements as of September 30, 1996 and March 31, 1996 and for the three months and six months ended September 30, 1996 and September 30, 1995 have been prepared on a liquidating basis of accounting with assets and liabilities stated at fair value. The Company has wound down its operations and is continuing to implement a formal plan of liquidation approved by the Shareholders in June 1992.

     The condensed consolidated financial statements at September 30, 1996 and March 31, 1996 and for the three months and six months ended September 30, 1996 and September 30, 1995, respectively, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of interim periods.

     The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements for the year ended March 31, 1996, as presented in the Registrant's Annual Report on Form 10-K.



2.   INVESTMENT IN FLEXTRONICS INTERNATIONAL LTD.

     At March 31, 1995, the Company held 359,576 shares of Flextronics International Ltd. capital stock, of which 244,076 shares were "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1993 (the "Act"). During fiscal 1996, the Company sold 115,500 shares of Flextronics International Ltd. for $2,376,594. The 244,076 restricted securities were registered under the Act effective June 3, 1996 and distributed as a liquidating dividend to the shareholders of the Company that day.


3.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed based on the weighted average number of common shares and dilutive common stock equivalents.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


OVERVIEW
--------

The Company has substantially completed a major restructuring and wind down of its worldwide business and in June 1992 adopted a plan of liquidation. As a result of these activities, the Company's financial position at September 30, 1996, and its operating results for the three months and six months then ended, are not indicative of the Company's expected operating performance and liquidity and capital resource needs. The restructuring and wind down results in eliminating revenues and expenses other than general and administrative expenses needed to manage its assets and creditor relations. The liquidation activities of the Company will be the orderly disposal of its remaining assets to fund its remaining obligations. Its principal assets are cash of $436,000.



RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 1995
--------

Because of the restructuring and recapitalization described in the preceding Overview, any comparison of net revenues and operating expenses for the three months ended September 30, 1996 to those for the three months ended September 30, 1995 is, in the opinion of management, not meaningful.

For the three months ended September 30, 1996 no realized or unrealized appreciation in Flextronics International Ltd. was recognized as all shares were distributed on June 3, 1996. (See Note 2 to the financial statements.) For the three months ended September 30, 1995 realized and unrealized gain on Flextronics International Ltd. of $207,000 was recognized. The market close on June 30, 1995 was $21.875 and the market close on September 30, 1995 was $25.75.

Other income (loss) of $(2,100) for the three months ended September 30, 1996 primarily consisted of costs associated with the assets held for sale. Other income (loss) of $(16,000) for the three months ended September 30, 1995 primarily consisted of expenses related to the building held for sale.

A provision for taxes on income of $8,000 is provided for the three months ended September 30, 1996 based on loss before extraordinary credit. A provision for taxes on income of $42,000 is provided for the three months ended September 30, 1995 based on income before extraordinary credit.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------
1995
----

Because of the restructuring and wind down described in the preceding Overview, any comparison of net revenues and operating expenses for the six months ended September 30, 1996 to those for the six months ended September 30, 1995 is, in the opinion of management, not meaningful.

For the six months ended September 30, 1996 realized gain on Flextronics International Ltd. of $2,518,000 was recognized. (See Note 2 to the financial statements.) The market close on March 31, 1996 was $30.50 and the market close on June 3, 1996 was $31.87 when the shares became unrestricted and were distributed. For the six months ended September 30, 1995 realized and unrealized gain on Flextronics International Ltd. of $2,290,000 was recognized. The market close on March 31, 1995 was $13.75 and the market close on September 30, 1995 was $25.75.

Other income (loss) of $(15,157) for the six months ended September 30, 1996 primarily consisted of expenses on the building held for sale. Other income
(loss) of $(3,000) for the six months ended September 30, 1995 primarily consisted of expenses on the building held for sale and reversal of provisions for claims which can no longer be assessed.

A provision for taxes of $825,000 is provided for the six months ended September 30, 1996 based on income before extraordinary credits. A provision for taxes of $744,000 is provided for the six months ended September 30, 1995 based on income before extraordinary credits.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

For the six months ended September 30, 1996 cash decreased by $125,000 as compared to an increase of $12,000 for the six months ended September 30, 1995. Cash outflows from operating activities consisted primarily of winding down operations and liquidating the assets in both years. The cash inflow from investing activities reflects the sales of Flextronics International Ltd. shares for the six months ended September 30, 1995.

The Company's balance sheet at September 30, 1996 shows a shareholders' equity of $361,000. The Company is making current payments for expenses related to its liquidation and administration.

The Company has cash at September 30, 1996 of $436,000. Such amounts should be sufficient to complete an orderly liquidation.

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

                                  FI LIQUIDATING COMPANY, INC.
                                  (Registrant)


Date:  November 13, 1996             By: /s/John C. Roberts
                                         ------------------
                                         John C. Roberts
                                         President, Chief Executive
                                         Officer (Principal
                                         Executive Officer)


Date:  November 13, 1996             By: /s/Michael R. Ramelot
                                         ---------------------
                                         Michael R. Ramelot
                                         Chief Financial Officer
                                         (Principal Financial
                                         Officer)

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

             27        Financial Data Schedule


(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended September 30, 1996.